Form 10-Q
period 2000-06-30
DIVINE INTERVENTURES INC
filed 2000-08-25
CIK 1097516

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from            to
                                           ----------    ----------

                        Commission File Number 0-30043

                                 ---------------

                           divine interVentures, inc.
             (Exact name of Registrant as specified in its charter)

          Delaware                                              36-4301991
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


               3333 Warrenville Road, Suite 800, Lisle, Illinois   60532
                   (Address of Principal Executive Offices)      (Zip Code)


      Registrant's telephone number, including area code:  (630) 799-7500

                                 ---------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X
    ---    ---

     The Registrant's class A common stock began trading on the Nasdaq National Market on July 12, 2000. The Registrant sold 14,285,000 shares of its class A common stock pursuant to a Registration Statement on Form S-1 that was declared effective on July 11, 2000, and therefore, has been subject to the filing requirements of the Securities Exchange Act of 1934 for less than 90 days.

     At August 22, 2000, the registrant had outstanding an aggregate of 137,442,581 shares of class A common stock.

                          divine interVentures, inc.

                                   Form 10-Q

                                     INDEX

                                                                             Page Number
                                                                             -----------

Part I.  FINANCIAL INFORMATION..............................................      1

         Item 1. Consolidated Financial Statements..........................      1

                 Consolidated Balance Sheets
                 June 30, 2000 (unaudited) and December 31, 1999............      1

                 Consolidated Statements of Operations (unaudited)
                 Three and Six months ended June 30, 2000...................      2

                 Consolidated Statements of Stockholders' Equity
                 Six months ended June 30, 2000 (unaudited) and
                 period from May 7, 1999 (inception) to December 31, 1999...      3

                 Consolidated Statement of Cash Flows (unaudited)
                 Six months ended June 30, 2000.............................      4

                 Notes to Consolidated Financial Statements.................      5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................     11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.     23

Part II. OTHER INFORMATION..................................................     24

         Item 2. Changes in Securities and Use of Proceeds..................     24

         Item 4. Submission of Matters to a Vote of Security Holders........     25

         Item 6. Exhibits and Reports on Form 8-K...........................     27

SIGNATURE...................................................................     28

EXHIBIT INDEX...............................................................     29

                         PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
                           divine interVentures, inc.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            (Unaudited)
                                                                                              June 30,     December 31,
                     Assets                                                                     2000           1999
                                                                                           -------------   ------------
Current assets:
  Cash and cash equivalents..............................................................  $ 105,269,764   $162,840,846
  Restricted cash........................................................................      1,500,000            ---
  Accounts receivable, less allowance for doubtful accounts of $2,785,616 and $586,511...      9,096,663      2,628,718
  Available-for-sale securities..........................................................     53,452,995            ---
  Notes receivable.......................................................................        105,000      4,075,000
  Prepaid expenses and other current assets..............................................      5,539,939      1,391,100
                                                                                           -------------   ------------
       Total current assets..............................................................    174,964,361    170,935,664
Property and equipment, net..............................................................     21,164,955      3,926,816
Goodwill and other intangible assets, net of accumulated amortization of $9,641,785
  and $594,992...........................................................................     52,044,789     17,839,757
Ownership interests in associated companies..............................................    215,378,738     44,455,409
Deferred offering costs..................................................................     10,043,818      1,612,500
Other noncurrent assets..................................................................      3,693,981        101,894
                                                                                           -------------   ------------
       Total assets......................................................................  $ 477,290,642   $238,872,040
                                                                                           =============   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................................................................  $  10,884,406   $  3,523,756
  Accrued expenses and other current liabilities.........................................     16,836,721      6,096,355
  Notes payable to associated companies..................................................     55,374,373     22,500,000
  Deferred revenue.......................................................................      1,331,506        536,217
                                                                                           -------------   ------------
       Total current liabilities.........................................................     84,427,006     32,656,328
Long-term debt...........................................................................         31,743            ---
Other noncurrent liabilities.............................................................     15,007,430        281,118
Minority interest........................................................................     20,793,875        700,430
Redeemable preferred stock:
  Series D senior participating convertible redeemable preferred stock, $.001 par value; 197,000,000 shares authorized; 191,980,300 and 0 shares issued and
    outstanding (liquidation preference of $198,881,072).................................    198,881,072            ---
  Series D-1 senior participating convertible redeemable preferred stock, $.001 par value; 15,000,000 shares authorized; 5,019,700 and 0 shares issued and
    outstanding (liquidation preference of $5,200,134)...................................      5,200,134            ---
  Series E senior participating convertible redeemable preferred stock, $.001 par value; 20,000,000 shares authorized; 18,284,327 and 0 shares issued and
    outstanding (liquidation preference of $18,721,147)..................................     18,721,147            ---
Stockholders' equity:
  Series F senior convertible preferred stock, $.001 par value; 13,000,000 and 0 shares authorized; 13,000,000 and 0 shares issued and 11,500,000 and 0 shares
    outstanding..........................................................................         11,500            ---
  Series C senior convertible preferred stock, $.001 par value; 200,000,000 shares
    authorized; 190,062,125 shares issued and outstanding................................        190,062        190,062
  Series B-1 junior convertible preferred stock, $.001 par value; 25,000,000 shares
    authorized; 2,712,000 shares issued and outstanding..................................          2,712          2,712
  Series B-2 junior convertible preferred stock, $.001 par value; 21,000,000 shares
    authorized; 20,100,000 shares issued and outstanding.................................         20,100         20,100
  Series A-1 junior convertible preferred stock, $.001 par value; 48,000,000 shares
    authorized; 9,236,600 shares issued and outstanding..................................          9,237          9,237
  Series A-2 junior convertible preferred stock, $.001 par value; 39,000,000 shares
    authorized; 37,750,000 shares issued and outstanding.................................         37,750         37,750
  Class A common stock, $.001 par value; 900,000,000 shares authorized; 9,221,766
    and 3,791,614 shares issued and outstanding..........................................          9,222          3,792
  Class B common stock, $.001 par value; 100,000,000 shares authorized; 2,037,496
    and 2,041,662 shares issued and outstanding..........................................          2,037          2,042
  Additional paid-in capital.............................................................    402,990,515    241,036,506
  Notes receivable from exercise of stock options........................................    (28,186,213)           ---
  Unearned stock-based compensation......................................................   (107,882,596)   (26,660,788)
  Accumulated other comprehensive income.................................................     21,813,485            ---
  Accumulated deficit....................................................................   (154,789,576)    (9,407,249)
                                                                                           -------------   ------------
       Total stockholders' equity........................................................    134,228,235    205,234,164
                                                                                           -------------   ------------
       Total liabilities and stockholders' equity........................................  $ 477,290,642   $238,872,040
                                                                                           =============   ============

          See accompanying notes to consolidated financial statements.

                           divine interVentures, inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                               Three Months     Six Months
                                                                                                  Ended           Ended
                                                                                                 June 30,        June 30,
                                                                                                   2000            2000
                                                                                               ------------   -------------
Revenues:
  Products...................................................................................  $  1,236,212   $   2,329,696
  Services...................................................................................    10,855,689      14,977,174
                                                                                               ------------   -------------
                                                                                                 12,091,901      17,306,870
                                                                                               ------------   -------------
Operating expenses:
  Cost of revenues:
  Products (exclusive of $(29,717) and $32,198 of amortization of
     stock-based compensation)...............................................................       934,124       1,461,661
  Services (exclusive of $190,122 and $613,010 of amortization of
     stock-based compensation)...............................................................     9,792,602      13,672,319
                                                                                               ------------   -------------
       Total cost of revenues................................................................    10,726,726      15,133,980
  Selling, general and administrative (exclusive of $7,908,386 and $16,015,336 of
     amortization of stock-based compensation)...............................................    50,342,977      81,794,242
  Research and development (exclusive of $130,382 and $203,092 of amortization
     of stock-based compensation)............................................................     3,048,099       4,643,764
  Amortization of stock-based compensation...................................................     8,199,173      16,863,636
                                                                                               ------------   -------------
       Total operating expenses..............................................................    72,316,975     118,435,622
                                                                                               ------------   -------------
       Operating loss........................................................................   (60,225,074)   (101,128,752)
                                                                                               ------------   -------------
Other income (expense):
  Interest income............................................................................     2,512,122       6,225,574
  Interest expense...........................................................................    (1,019,655)     (1,321,719)
  Other income, net..........................................................................        17,978          15,517
                                                                                               ------------   -------------
       Total other income (expense)..........................................................     1,510,445       4,919,372
       Loss before minority interest, gain on issuance of stock by associated companies and
           equity in losses of associated companies..........................................   (58,714,629)    (96,209,380)
Minority interest............................................................................     4,352,571       8,539,869
Gain on issuance of stock by associated companies............................................     2,914,999       2,914,999
Equity in losses of associated companies.....................................................   (23,935,737)    (34,813,488)
                                                                                               ------------   -------------
       Net loss..............................................................................   (75,382,796)   (119,568,000)
Accretion of redeemable preferred stock dividends............................................    (4,293,890)     (7,518,025)
Accretion of preferred stock dividends.......................................................    (4,351,469)     (8,543,705)
Deemed dividends related to beneficial conversion feature in Series E and F preferred stock..           ---     (25,814,327)
                                                                                               ------------   -------------
       Net loss applicable to common stockholders............................................  $(84,028,155)  $(161,444,057)
                                                                                               ============   =============
       Basic and diluted net loss per share applicable to common stockholders................  $      (7.39)  $      (15.10)
       Shares used in computing basic and diluted net loss per share.........................    11,366,805      10,692,490

       Pro forma basic and diluted net loss per share applicable to common stockholders assuming conversion of all preferred stock to
          common stock.......................................................................  $      (0.91)  $       (1.86)
       Pro forma shares used in computing basic and diluted net loss per share
          assuming conversion of all preferred stock to common stock.........................    92,800,311      86,814,615

          See accompanying notes to consolidated financial statements.

                           divine interVentures, inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Preferred stock          Common stock           Additional
                                                                -----------------------  ------------------------      paid-in
                                                                  Shares        Amount    Shares        Amount         capital
                                                                -----------    --------  ----------   -----------   ------------
Balance at May 7, 1999 (inception)............................          ---    $    ---         ---   $       ---   $        ---
     Comprehensive loss:
         Net loss.............................................          ---         ---         ---           ---            ---
                                                                -----------    --------  ----------   -----------   ------------
         Total comprehensive loss.............................          ---         ---         ---           ---            ---
                                                                -----------    --------  ----------   -----------   ------------
Issuance of Class A common stock..............................          ---         ---   3,449,956         3,450         17,250
Issuance of Class B common stock..............................          ---         ---   2,041,662         2,042         10,208
Issuance of Series A-1 preferred stock........................    9,236,600       9,237         ---           ---      2,287,413
Issuance of Series A-2 preferred stock........................   37,750,000      37,750         ---           ---      9,387,250
Issuance of Series B-1 preferred stock........................    2,712,000       2,712         ---           ---      1,340,788
Issuance of Series B-2 preferred stock........................   20,100,000      20,100         ---           ---     10,017,400
Issuance of Series C preferred stock..........................  190,062,125     190,062         ---           ---    189,030,841
Exercise of stock options--Class A
     common stock.............................................          ---         ---     341,658           342      1,537,158
Unearned stock-based compensation.............................          ---         ---         ---           ---     27,408,198
Amortization of stock-based compensation......................          ---         ---         ---           ---            ---
                                                                -----------    --------  ----------   -----------   ------------
Balance at December 31, 1999..................................  259,860,725     259,861   5,833,276         5,834    241,036,506
     Comprehensive loss:
         Net loss.............................................          ---         ---         ---           ---            ---
         Other comprehensive income,
              net of tax:
                    Unrealized appreciation on
                        available-for-sale securities.........          ---         ---         ---           ---            ---
                                                                -----------    --------  ----------   -----------   ------------
         Total comprehensive loss
              (unaudited).....................................          ---         ---         ---           ---            ---
                                                                -----------    --------  ----------   -----------   ------------
Issuance of Series F preferred stock (unaudited)..............   11,500,000      11,500         ---           ---     14,718,500
Issuance of Class A common stock (unaudited)..................          ---         ---     116,665           116        524,884
Exercise of stock options--Class A
     common stock (unaudited).................................          ---         ---   5,811,351         5,811     33,407,447
Conversion from Class B common stock to Class
     A common stock (unaudited)...............................          ---         ---      (4,166)           (4)           (20)
Conversion to Class A common stock from Class
     B common stock, net of fractional shares
     (unaudited)..............................................          ---         ---       4,160             4             20
Notes receivable from exercise of stock options
     (unaudited)..............................................          ---         ---         ---           ---            ---
Repurchase and cancellation of exercised stock options
     (unaudited)..............................................          ---         ---    (502,024)         (502)    (3,126,776)
Unearned stock-based compensation (unaudited).................          ---         ---         ---           ---    106,223,475
Amortization of stock-based compensation
     (unaudited)..............................................          ---         ---         ---           ---            ---
Accretion of redeemable preferred stock
     dividends (unaudited)....................................          ---         ---         ---           ---     (7,518,025)
Dilution gain on issuance of stock of associated
     companies (unaudited)....................................          ---         ---         ---           ---        448,230
Deemed dividends related to beneficial conversion
     feature of Series E and F preferred stock (unaudited)....          ---         ---         ---           ---     25,814,327
Recovery of unearned stock based compensation
     (unaudited)..............................................          ---         ---         ---           ---     (8,138,030)
Redeemable preferred stock offering costs
     (unaudited)..............................................          ---         ---         ---           ---       (150,000)
Capital raising costs of subsidiaries (unaudited).............          ---         ---         ---           ---       (250,023)
                                                                -----------    --------  ----------   -----------   ------------
Balance at June 30, 2000 (unaudited)..........................  271,360,725    $271,361  11,259,262   $    11,259   $402,990,515
                                                                ===========    ========  ==========   ===========   ============

                                                                    Notes
                                                                 receivable
                                                                    from
                                                                 exercise of     Unearned
                                                                    stock       stock-based      Accumulated
                                                                   options      compensation       deficit
                                                                 ------------   -------------   -------------
Balance at May 7, 1999 (inception)............................   $        ---   $         ---   $        ----
     Comprehensive loss:
         Net loss.............................................            ---             ---      (9,407,249)
                                                                 ------------   -------------   -------------
         Total comprehensive loss.............................            ---             ---      (9,407,249)
                                                                 ------------   -------------   -------------
Issuance of Class A common stock..............................            ---             ---             ---
Issuance of Class B common stock..............................            ---             ---             ---
Issuance of Series A-1 preferred stock........................            ---             ---             ---
Issuance of Series A-2 preferred stock........................            ---             ---             ---
Issuance of Series B-1 preferred stock........................            ---             ---             ---
Issuance of Series B-2 preferred stock........................            ---             ---             ---
Issuance of Series C preferred stock..........................            ---             ---             ---
Exercise of stock options--Class A
     common stock.............................................            ---             ---             ---
Unearned stock-based compensation.............................            ---     (27,408,198)            ---
Amortization of stock-based compensation......................            ---         747,410             ---
                                                                 ------------   -------------   -------------
Balance at December 31, 1999..................................            ---     (26,660,788)     (9,407,249)
     Comprehensive loss:
         Net loss.............................................            ---             ---    (119,568,000)
         Other comprehensive income,
              net of tax:
                    Unrealized appreciation on
                        available-for-sale securities.........            ---             ---             ---
                                                                 ------------   -------------   -------------
         Total comprehensive loss
              (unaudited).....................................            ---             ---    (119,568,000)
                                                                 ------------   -------------   -------------
Issuance of Series F preferred stock (unaudited)..............            ---             ---             ---
Issuance of Class A common stock (unaudited)..................            ---             ---             ---
Exercise of stock options--Class A
     common stock (unaudited).................................            ---             ---             ---
Conversion from Class B common stock to Class
     A common stock (unaudited)...............................            ---             ---             ---
Conversion to Class A common stock from Class
     B common stock, net of fractional shares
     (unaudited)..............................................            ---             ---             ---
Notes receivable from exercise of stock options
     (unaudited)..............................................    (28,186,213)            ---             ---
Repurchase and cancellation of exercised stock options
     (unaudited)..............................................            ---             ---             ---
Unearned stock-based compensation (unaudited).................            ---    (106,223,475)            ---
Amortization of stock-based compensation
     (unaudited)..............................................            ---      16,863,637             ---
Accretion of redeemable preferred stock
     dividends (unaudited)....................................            ---             ---             ---
Dilution gain on issuance of stock of associated
     companies (unaudited)....................................            ---             ---             ---
Deemed dividends related to beneficial conversion
     feature of Series E and F preferred stock (unaudited)....            ---             ---     (25,814,327)
Recovery of unearned stock based compensation
     (unaudited)..............................................            ---       8,138,030             ---
Redeemable preferred stock offering costs
     (unaudited)..............................................            ---             ---             ---
Capital raising costs of subsidiaries (unaudited).............            ---             ---             ---
                                                                 ------------   -------------   -------------
Balance at June 30, 2000 (unaudited)..........................   $(28,186,213)  $(107,882,596)  $(154,789,576)
                                                                 ============   =============   =============

                                                                 Accumulated other      Total
                                                                   comprehensive      stockholders'
                                                                       income           equity
                                                                 -----------------   -------------
Balance at May 7, 1999 (inception)............................       $       ---     $         ---
     Comprehensive loss:
         Net loss.............................................               ---        (9,407,249)
                                                                    ------------     -------------
         Total comprehensive loss.............................               ---        (9,407,249)
                                                                    ------------     -------------
Issuance of Class A common stock..............................               ---            20,700
Issuance of Class B common stock..............................               ---            12,250
Issuance of Series A-1 preferred stock........................               ---         2,296,650
Issuance of Series A-2 preferred stock........................               ---         9,425,000
Issuance of Series B-1 preferred stock........................               ---         1,343,500
Issuance of Series B-2 preferred stock........................               ---        10,037,500
Issuance of Series C preferred stock..........................               ---       189,220,903
Exercise of stock options--Class A
     common stock.............................................               ---         1,537,500
Unearned stock-based compensation.............................               ---               ---
Amortization of stock-based compensation......................               ---           747,410
                                                                    ------------     -------------
Balance at December 31, 1999..................................               ---       205,234,164
     Comprehensive loss:
         Net loss.............................................               ---      (119,568,000)
         Other comprehensive income,
              net of tax:
                    Unrealized appreciation on
                        available-for-sale securities.........        21,813,485        21,813,485
                                                                    ------------     -------------
         Total comprehensive loss
              (unaudited).....................................        21,813,485       (97,754,515)
                                                                    ------------     -------------
Issuance of Series F preferred stock (unaudited)..............               ---        14,730,000
Issuance of Class A common stock (unaudited)..................               ---           525,000
Exercise of stock options--Class A
     common stock (unaudited).................................               ---        33,413,258
Conversion from Class B common stock to Class
     A common stock (unaudited)...............................               ---               (24)
Conversion to Class A common stock from Class
     B common stock, net of fractional shares
     (unaudited)..............................................               ---                24
Notes receivable from exercise of stock options
     (unaudited)..............................................               ---       (28,186,213)
Repurchase and cancellation of exercised stock options
     (unaudited)..............................................               ---        (3,127,278)
Unearned stock-based compensation (unaudited).................               ---               ---
Amortization of stock-based compensation
     (unaudited)..............................................               ---        16,863,637
Accretion of redeemable preferred stock
     dividends (unaudited)....................................               ---        (7,518,025)
Dilution gain on issuance of stock of associated
     companies (unaudited)....................................               ---           448,230
Deemed dividends related to beneficial conversion
     feature of Series E and F preferred stock (unaudited)....               ---               ---
Recovery of unearned stock based compensation
     (unaudited)..............................................               ---               ---
Redeemable preferred stock offering costs
     (unaudited)..............................................               ---          (150,000)
Capital raising costs of subsidiaries (unaudited).............               ---          (250,023)
                                                                    ------------     -------------
Balance at June 30, 2000 (unaudited)..........................      $ 21,813,485     $ 134,228,235
                                                                    ============     =============

         See accompanying notes to consolidated financial statements.

                          divine interVentures, inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Six Months Ended
                                                                                     June 30, 2000
                                                                                   ----------------
Cash flows from operating activities:
  Net loss......................................................................     $(119,568,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................        10,791,540
     Amortization of stock-based compensation...................................        16,863,636
     Bad debt expense...........................................................         1,187,414
     Equity in losses of associated companies...................................        34,813,488
     Gain on issuance of stock by associated companies..........................        (2,914,999)
     Minority interest..........................................................        (6,423,879)
     Changes in assets and liabilities, excluding effects from acquisitions:
         Restricted cash........................................................        (1,500,000)
         Accounts receivable....................................................        (6,406,252)
         Deferred offering costs................................................        (8,376,296)
         Prepaid expenses and other assets......................................        (5,394,911)
         Accounts payable.......................................................         1,764,536
         Accrued expenses and other liabilities.................................         9,760,869
         Deferred revenue.......................................................           787,094
                                                                                     -------------
            Net cash used in operating activities...............................       (74,615,760)

Cash flows from investing activities:
  Additions to property and equipment...........................................       (16,941,544)
  Acquisitions of ownership interests in associated companies,
  net of cash acquired..........................................................      (151,457,929)
  Purchase of available-for-sale securities.....................................        (4,180,539)
  Net repayments on notes receivable............................................         4,010,099
                                                                                     -------------
            Net cash used in investing activities...............................      (168,569,913)

Cash flows from financing activities:
  Proceeds from the exercise of stock options...................................         4,261,268
  Repurchase and cancellation of exercised stock options........................        (1,636,501)
  Proceeds from the issuance of preferred stock, net of issuance costs..........       229,864,327
  Net repayments on notes payable to associated companies.......................       (46,334,010)
  Issuance of long-term debt....................................................           488,339
  Repayment of long-term debt...................................................          (778,809)
  Capital raising costs of subsidiaries.........................................          (250,023)
                                                                                     -------------
            Net cash provided by financing activities...........................       185,614,591
                                                                                     -------------
Net decrease in cash and cash equivalents.......................................       (57,571,082)
Cash and cash equivalents at beginning of period................................       162,840,846
                                                                                     -------------
Cash and cash equivalents at end of period......................................     $ 105,269,764
                                                                                     =============
Supplemental disclosures:
  Interest paid.................................................................     $      90,433
  Noncash financing activities:
     Issuance of notes payable for ownership interests in associated companies..        77,221,429
     Issuance of notes receivable from exercise of stock options, net...........        28,186,213

          See accompanying notes to consolidated financial statements.

                          divine interVentures, inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies

(a)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or for any future periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Registration Statement on Form S-1 which was declared effective on July 11, 2000.

(b)  Net Loss Per Share

     Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three and six month periods ended June 30, 2000, potentially dilutive securities have not been included in the shares used to compute net loss per share.

     Had the Company reported net income for the three- and six-month periods ended June 30, 2000, the weighted average number of shares outstanding would have potentially been diluted by approximately 126,878 and 182,381 common equivalent shares for the three and six months ended June 30, 2000, assuming the exercise of stock options.

     The pro forma net loss per share applicable to common stockholders has been calculated assuming the conversion of all outstanding preferred stock for all periods presented. All preferred stock of the Company was converted into common stock upon completion of the Company's initial public offering in July 2000.

(c)  Gain or Loss on Issuance of Stock by Associated Companies

     Pursuant to SEC Staff Accounting Bulletin No. 84, at the time an associated company accounted for under the consolidation or equity method of accounting issues its stock at a price different from the associated company's book value per share, the Company's share of the associated company's net equity changes. If at that time, the associated company is not a newly-formed, non-operating entity, nor a research and development start-up or development stage company, nor is there question as to the associated company's ability to continue in existence, the Company records the change in its share of the associated company's net equity as a gain or loss in its Consolidated Statements of Operations. Otherwise, the Company records the change in its share of the associated company's net equity as an increase or decrease in its additional paid-in capital.

(d)  Reclassifications

     Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2)  Business Combinations

     On January 5, 2000, the Company paid $5,112,665 to acquire 3.2% of The National Transportation Exchange, Inc. ("NTE"). This acquisition increased the Company's ownership percentage of NTE to 5.3%.

     On January 11, 2000, the Company acquired 51.3% of BeautyJungle.com, Inc. ("BeautyJungle") for $10,000,000. Subsequently on March 13, 2000, the Company acquired an additional interest in BeautyJungle for $8,000,000, which increased the Company's ownership percentage of BeautyJungle to 61.2%. Beauty Jungle offers an electronic marketplace for buyers and sellers of beauty products.

     On January 24, 2000, the Company acquired 54.3% of bid4real.com, inc., ("bid4real") for $7,000,000. bid4real provides a forum on which real estate auctions are conducted on-line.

     On January 28, 2000, the Company paid $1,000,000 and issued a promissory note for $9,000,000 for 48.8% of i-Fulfillment, Inc., which provides fulfillment and inventory management services to businesses selling products over the Internet. The promissory note carried interest at 8.5% and was paid in installments through May 2000.

     On January 31, 2000, the Company paid $3,000,000 and issued a promissory note for $2,000,000 for 70.0% of ViaChange.com, Inc., which provides a forum on which auctions of products in capital markets are conducted on-line. The promissory note carried interest at 8.0% and was paid in May 2000.

     On February 1, 2000, the Company paid $11,500,000 and issued 500,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for 42.7% of closerlook, inc., which provides digital strategy, web site design, e-commerce solutions and hands-on interactive learning initiatives to small and mid-sized companies. As part of the purchase agreement, the Company placed an additional $1,500,000 and 1,500,000 shares of its series F preferred stock into escrow, which may or may not be released to the sellers depending on whether or not closerlook meets certain predetermined revenue goals for 2000. These predetermined revenue goals may also require the Company to fund an additional $3,000,000 to closerlook for no additional equity interest in closerlook. The 1,500,000 shares of series F preferred stock held in escrow at June 30, 2000 have been reflected as issued but not outstanding within the accompanying unaudited consolidated balance sheet as of June 30, 2000.

     On February 3, 2000, the Company acquired 36.3% of iSalvage.com, Inc., ("iSalvage") for $6,500,000. iSalvage provides an electronic marketplace for recycled and rebuilt automotive parts.

     On February 4, 2000, the Company paid $5,000,000 and issued a promissory note for $4,000,000 for 32.3% of Xippix, Inc., which provides technology that allows high-resolution imaging for companies' web sites. The promissory note carried interest at 8.0% and was paid in May 2000.

     On February 8, 2000, the Company acquired 25.0% of Martin Partners, L.L.C. ("Martin Partners") for $1,670,883. Martin Partners is an executive search firm which focuses on e-commerce and technology companies.

     On February 10, 2000, the Company paid $2,500,000 and issued a promissory note for $2,500,000 for 55.6% of Oilspot.com, Inc., which provides an electronic marketplace for purchasers and suppliers of petroleum products and services. The promissory note carries interest at 8.5%; $1,000,000 was paid in June 2000 and $1,500,000 is due in August 2000.

     On February 11, 2000, the Company paid $3,000,000 and issued a promissory note for $3,000,000 for 35.5% of BidBuyBuild, Inc., which provides an electronic marketplace in the commercial and industrial construction supply industry. The promissory note carried interest at 8.5% and was paid in April 2000.

     On February 11, 2000, the Company acquired 44.5% of CapacityWeb.com, Inc. ("CapacityWeb") for $4,500,000. CapacityWeb provides an electronic marketplace for industrial manufacturing capacity.

     On February 11, 2000, the Company paid $15,000,000 and issued 10,000,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for communication and collaboration software. This software was the basis for Parlano, Inc. ("Parlano"), of which the Company obtained a 75.1% ownership interest. Parlano markets and licenses software that allows information to be captured, filtered and stored in corporate databases and used in knowledge management applications. In connection with the issuance of the Company's series F preferred stock on February 11, 2000, the Company recorded a non-cash dividend of $7,530,000. This non-cash dividend relates to the deemed beneficial conversion features associated with this preferred stock.

     On February 11, 2000, the Company paid $5,000,000 and issued a promissory note for $5,000,000 for 45.2% of eFiltration.com, Inc., which offers an electronic marketplace for the filtration industry. The promissory note carried interest at 8.5% and was paid in July 2000.

     On February 11, 2000, the Company acquired 32.1% of iGive.com, inc. ("iGive") for $4,000,000. iGive provides technology and services to a network of merchants, non-profit organizations and consumers which enable retail purchasers to assist non-profit organizations.

     On February 11, 2000, the Company paid $12,000,000 and issued a promissory note for $11,500,000 for 40.4% of Mercantec, Inc., which produces software that allows merchants to integrate e-commerce capabilities into their existing web sites. The promissory note carried interest at 6.0%; $6,500,000 was paid in April 2000 and $5,000,000 was paid in August 2000.

     On February 11, 2000, Xqsite, Inc., of which the Company owns 80.6%, acquired 66.7% of Web Design Group, Inc. ("Web Design Group") for $7,000,000. Web Design Group provides web development and electronic business services to companies seeking to develop and implement effective web solutions for their operations.

     On February 11, 2000, Xqsite, Inc., paid $500,000 and issued a promissory note for $500,000 for 65.0% of Westbound Consulting, Inc., which delivers customized Internet solutions through web consulting, marketing, development and hosting services. The promissory note carried interest at the prime rate of interest as stated in the Wall Street Journal; $250,000 was paid by the Company in April 2000 and $250,000 was paid by Web Design Group on behalf of Xqsite in May 2000.

     On February 14, 2000, the Company paid $10,000,000 and issued 1,000,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for 33.4% of Perceptual Robotics, Inc., which offers a software system that allows Internet users to control a robotic camera and immediately capture still images from remote locations.

     On February 25, 2000, the Company acquired 39.7% of LAUNCHworks, inc. ("LAUNCHworks") for $11,428,571. LAUNCHworks is a provider of capital and strategic services to business-to-business e-commerce companies.

     On March 8, 2000, the Company paid $2,500,000 and issued a promissory note for $2,500,000 for 42.0% of TV House, Inc., which produces and syndicates Internet video financial news updates designed for individual investors. The promissory note carried interest at 8.5% and was paid in July 2000.

     On March 10, 2000, the Company acquired 34.6% of Aluminium.com, Inc. ("Aluminium") for $19,250,000. Aluminium provides a business-to-business online exchange for buying and selling all grades of aluminum raw materials.

     On March 15, 2000, the Company acquired 47.1% of eReliable Commerce, Inc. ("eReliable") for $4,725,000. eReliable offers technology to provide business-to-business e-commerce web sites with customized guaranteed transaction services.

     On March 24, 2000, Host divine, inc., of which the Company owns 80.6%, acquired 76.2% of NetUnlimited, Inc. ("NetUnlimited") for $5,000,000. NetUnlimited markets various Internet technology infrastructure services.

     On March 30, 2000, the Company acquired 62.9% of Panthera Productions, LLC ("Panthera") for $2,700,000. Panthera offers a web channel for entertainment and education that will provide users a virtual experience with animals throughout Africa.

     On April 3, 2000, the Company paid $2,000,000 and issued a promissory note for $24,871,429 for 33.0% of Emicom Group, Inc. ("Emicom"). The promissory note carried interest at 8.5% and was paid in July 2000. Emicom is a technology holding company that provides capital and advisory services to early-stage technology companies located in the Middle East.

     On April 28, 2000, the Company paid $16,100,000 and issued a promissory note for $16,100,000 for 41.0% of Farms.com, Ltd. ("Farms"). The promissory note carried interest at 8.0% and was paid in July 2000. Farms provides an electronic marketplace for the livestock and grain industries.

     In addition to the above transactions, during the three months ended June 30, 2000, the Company paid $7,492,000 in cash and issued a note for $1,250,000 to acquire additional interests in OpinionWare.com ("OpinionWare"), Whiplash and Xippix. On April 30, 2000, the Company changed its method of accounting for its investment in OpinionWare from the equity method to the consolidation method due to the Company's additional investment.

(3)  Ownership Interests in Associated Companies

     The following summarizes the Company's ownership interests in associated companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2000 and December 31, 1999. Cost basis represents the Company's original acquisition cost.

                                  June 30, 2000            December 31, 1999
                            --------------------------  ------------------------
                              Carrying        Cost       Carrying       Cost
                               value         basis         value        basis
                            ------------  ------------  -----------  -----------
Equity method............   $205,510,033  $236,628,304  $30,003,284  $31,417,000
Cost method..............      9,868,705     9,868,705   14,452,125   14,452,125
                            ------------  ------------  -----------  -----------
                            $215,378,738  $246,497,009  $44,455,409  $45,869,125
                            ============  ============  ===========  ===========

     The Company recorded $118,429,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the six months ended June 30, 2000 accounted for under the equity method of accounting. Amortization expense of $17,037,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the six months ended June 30, 2000. During 1999, the Company recorded an excess investment over the equity in the net assets of acquired companies of approximately $21,719,000. This excess is being amortized over a three-year period.

     The following summarized financial information for associated companies accounted for under the equity method of accounting at June 30, 2000 and December 31, 1999 has been compiled from the financial statements of the respective associated companies:

                                Balance Sheets

                                                    June 30,      December 31,
                                                      2000           1999
                                                  ------------    ------------
Current assets................................... $212,720,842    $30,758,857
Noncurrent assets................................   49,154,550      1,327,778
                                                  -----------     -----------
    Total assets................................. $261,875,392    $32,086,635
                                                  ============    ===========
Current liabilities.............................. $ 29,582,628    $ 1,713,148
Non-current liabilities..........................    3,888,606        375,000
Redeemable preferred stock.......................  222,431,204     32,613,762
Stockholders' equity (deficit)...................    5,972,954     (2,615,275)
                                                  ------------    -----------
    Total liabilities, redeemable preferred stock
     and stockholders' equity.................... $261,875,392    $32,086,635
                                                  ============    ===========

                             Results of Operations

                                                 Three Months      Six Months
                                                     Ended            Ended
                                                 June 30, 2000    June 30, 2000
                                                 -------------    -------------
Revenues........................................ $ 12,583,765     $ 17,637,656
Gross profit....................................    8,095,840       11,246,900
Net loss........................................ $(29,906,479)    $(45,440,029)

  In April 2000, the Company acquired an additional interest in an associated company which resulted in the Company owning over 50% of that associated company. The associated company is included in the Company's consolidated financial statements since April 30, 2000. Nine of the companies in which the Company acquired an interest during the six months ended June 30, 2000 and three of the companies in which the Company acquired an interest during the period ended December 31, 1999 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximate fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over two to three years. These companies are included in the Company's consolidated financial statements from the dates of acquisition. The purchase prices for the six months ended June 30, 2000 and period ended December 31, 1999 for these acquisitions were allocated as follows:

                                             Total For the
                                               Six Months      Total For the
                                                 Ended          Period Ended
                                             June 30, 2000    December 31, 1999
                                             -------------    -----------------
Identifiable net assets.....................   $28,902,399        $ 2,213,274
Developed technology........................    16,243,845          3,893,971
Customer lists..............................     3,974,657          1,502,685
Workforce in place..........................     1,604,353            573,273
Goodwill....................................    19,974,746         12,222,072
                                               -----------        -----------
Purchase price..............................   $70,700,000        $20,405,275
                                               ===========        ===========

  The following unaudited pro forma financial information for the six months ended June 30, 2000 reflects the acquisitions made during the period from January 1, 2000 through February 14, 2000 as if they occurred on January 1, 2000.

  During the period from February 15, 2000 through June 30, 2000, the Company acquired a controlling interest in NetUnlimited,Inc. and Panthera Productions, LLC and significant minority ownership in six equity method associated companies. The accompanying unaudited pro forma financial information for the six months ended June 30, 2000 do not include the operating results of these associated companies because the acquisitions did not meet the criteria for the acquisition of a significant subsidiary as defined by the SEC's published rules and regulations and, as a result, the effect of the acquisitions are not required to be presented within the Company's pro forma financial statements. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated January 1, 2000 and do not project the Company's results of operations for any future period:

   Revenue...................................................  $  17,758,000
   Net loss applicable to common stockholders................   (164,624,000)
   Basic and diluted net loss per share applicable to common
    stockholders.............................................         (15.40)

(4)  Gain on Issuance of Stock by Associated Companies

     In June 2000, the Company's subsidiary, LAUNCHworks inc., a provider of capital and strategic services to business-to-business e-commerce companies, obtained third-party financing resulting in the issuance of 1,552,685 shares of stock at a price of $4.72 per share, raising approximately $7.3 million in net proceeds for LAUNCHworks inc. As a result, the Company's ownership interest in LAUNCHworks inc. was reduced from approximately 39.7% to approximately 36.8%. The Company recorded a gain of approximately $2.3 million as a result of the additional financing.

     In May 2000, the Company's subsidiary, closerlook, inc., which specializes in digital strategy, web site design, e-commerce solutions and hands-on interactive learning initiatives, obtained third-party financing resulting in the issuance of 337,280 shares of stock at a price of $5 per share, (each as adjusted for closerlook's ten for one stock split effected during June 2000) raising approximately $1.7 million in net proceeds for closerlook, inc. As a result, the Company's ownership interest in closerlook, inc. was reduced from approximately 42.6% to approximately 41.3%. The Company recorded a gain of approximately $640,000 as a result of the additional financing.

     The gains represent the increase in the book value of the Company's net equity in the subsidiary as a result of the subsidiary's stock issuances. The deferred tax liability associated with the gains is currently provided for at the combined federal and state tax rates of 39%.

(5)  Reverse Stock Split

     On June 1, 2000, the Company's Board of Directors and stockholders authorized a 1-for-6 reverse stock split for its common shares. The par value of the common stock was maintained at the pre-split amount of $.001 per share. All references to common share and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares. All fractional common shares resulting from the Company's reverse stock split will be redeemed by the Company at a price per share equal to the Company's initial public offering price for the class A common stock.

(6)  Subsequent Events

     The Company completed its initial public offering ("IPO") on July 18, 2000, selling approximately 14.3 million shares at $9.00 per share, raising $119.6 million in net cash proceeds to the Company.

     Concurrent with its IPO, the Company raised an additional $258.9 million, including $218.6 million in cash, through private placements with a group of strategic investors. The Company sold an aggregate of 7,257,455 shares of its class A common stock and 23,288,511 shares of its class C non-voting convertible common stock (which converts to class A common stock on a 1-for-1 basis) to 360networks, inc., Aon Corporation, BancBoston Capital, Inc., CMGI, Inc., Compaq Computer Corporation, Hewlett Packard Company, Level 3 Communications, marchFIRST, Inc. and Microsoft Corporation.

     The total cash proceeds of $338.2 million from these transactions are not reflected in the Company's cash position at June 30, 2000.

  On July 13, 2000, the requisite holders of our common stock and preferred stock adopted resolutions by written consent approving and authorizing an Amendment and Restatement of Certificate of Incorporation providing for a change in the number of authorized shares of our capital stock to 2,650,000,000, to be divided as follows: (i) 2,500,000,000 shares of class A common stock, (ii) 100,000,000 shares of class C common stock, and (iii) 50,000,000 shares of preferred stock, and approving and authorizing the Series C Amendment, the Second Series D Amendment, the Second Series E Amendment, and the Series F Amendment. The changes in the audited number of shares have not been reflected in the Company's balance sheet as of June 30, 2000.

  In July 2000, the Company acquired an initial 33.7% equity ownership position in Latin Capital Group, which provides capital and infrastructure services to Internet companies in Latin America.

  During the period from July 1, 2000 to August 15, 2000, the Company paid $8,050,000 to acquire additional interests in i-Fulfillment and LAUNCHworks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  We are an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies, currently consisting of 52 business-to-business e-commence companies. We foster collaboration among these companies, 21 of which are located together in our facilities, to provide cross-selling and marketing opportunities and support business growth and the sharing of information and business expertise. We finance and assist in the development, management and operations of our associated companies. Through associated companies that we established and control, we also offer infrastructure services to help them build their businesses.

  We were formed in May 1999 and on June 30, 1999 began start-up and organizational activities, including building our management team, raising our initial capital, hiring technical and operational personnel and marketing our business. Since September 30, 1999, we have established or acquired interests in 52 associated companies and also further developed our operational procedures and capabilities. We acquire interests in infrastructure software and service providers and market makers, primarily by purchasing capital stock of these companies. We also establish new associated companies when we identify opportunities consistent with our business strategy and recruit entrepreneurial talent to manage these companies. Through associated companies that we control, we provide a wide range of infrastructure and support services, such as marketing and public relations, web site design and strategic planning. We currently operate principally in the Chicago area and also recently opened an office in Austin, Texas, and, through one of our acquisitions, began operating in Calgary, Alberta, Canada. We recently established operations outside of North America by acquiring an interest in associated companies located in Israel and Argentina.

  We generate revenues principally through our majority-owned associated companies, the operating results of which are consolidated with our operating results. Our associated companies generate, or expect to generate, revenues from the sale of products and services, advertising and transaction fees. We also generate revenues from fees paid to us by venture capital funds that we manage, as well as consulting fees.

  We expect to expend a portion of our available cash in future periods to fund associated companies that we have previously acquired interests in or established. We also expect to expend a portion of our available cash funds to acquire interests in new associated companies.

  Because we acquire significant interests in business-to-business e-commerce companies, many of which generate net losses, we expect to experience significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report increasing net losses for the foreseeable future. Although our associated companies may report net losses in the future, we may record net income in certain periods due to one-time transactions incidental to our ownership interests in, and advances to, associated companies. These one-time transactions may include dispositions of, or changes to, our associated company ownership interests, dispositions of our holdings of available-for-sale securities and impairment charges.

  The substantial majority of our associated companies are in the early stages of development. Our associated companies are increasing their spending as they continue to market themselves, develop their various products and services and implement infrastructure such as web site development and hiring key employees. The net losses incurred by these associated companies are generally increasing along with the level of these expenditures. We anticipate that this trend will continue as our associated companies continue to develop and as we acquire interests in additional companies that are in the early stages of development.

  Our associated companies provide ongoing services, including technological support, facilities usage and professional services, to other of our associated companies at mutually agreed upon prices, which we believe to be substantially equivalent to prices that could be obtained through arm's-length negotiations. To the extent that these transactions occur between consolidated associated companies, they are not reflected in our consolidated operating results. To the extent that these transactions occur between a consolidated associated company and an associated company in which we own at least 20%, but not more than 50%, of the outstanding voting power, our consolidated statement of operations reflects the entire revenue or expense of the consolidated company. The income or expense of the associated company in which we own at least 20%, but not more than 50%, of the outstanding voting power is included in the results of operations of that associated company, and we recognize a portion that is equal to our ownership interest in that associated company.

  On July 18, 2000, we completed an initial public offering of 14,285,000 shares of our class A common stock at an offering price of $9.00 per share with net proceeds to us of approximately $119,565,000. Our class A common stock is quoted on the Nasdaq National Market. We also raised an additional $258,914,000 of proceeds, including $218,597,000 of net cash proceeds from private offerings concurrent with our initial public offering.

  We sold 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting class C convertible common stock in those private placements. Our class C common stock converts on a share-for-share basis into our class A common stock.

Effect of Various Accounting Methods on the Consolidated Financial Statements

  The various interests that we acquire in our associated companies are accounted for under three methods: consolidation, equity method or cost method. We determine the method of accounting for our associated company interests on a case by case basis based upon our ownership percentage in each associated company, as well as our degree of influence over each associated company.

  Consolidation. Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company.

  Our associated companies accounted for under the consolidation method of accounting at June 30, 2000 included the companies in the table below. The asterisk ("*") denotes associated companies that we established. We have contributed an aggregate of $38,000,000 for start-up financing through June 30, 2000 to the 13 associated companies that we have established to date, and we intend to make additional contributions to these companies in the future. Two of these associated companies have used $12,750,000 of this amount to acquire interests in three associated companies, and there is an outstanding promissory note in the amount of $250,000 relating to one of those acquisitions. Our future contributions to each of the associated companies that we established may be significantly increased or decreased and accelerated or decelerated based upon various factors, including the company's development of its business plans and objectives and its progress toward achievement of its performance goals, as well as additional funding available to it from third-party sources. The amounts we contributed to these associated companies are currently reflected as receivables from these companies. However, we currently contemplate that these contributions will be converted to additional equity of these companies on terms we will determine in the future. The terms and amount of any funding to these associated companies are potentially subject to significant changes.


                                 Associated
                                  Company      Our Equity
      Associated Company           Since       Ownership
-------------------------------  ----------    ----------
BeautyJungle.com, Inc..........     1/11/00      61.0%
bid4real.com, inc..............     1/24/00      54.3%
Brandango, inc.*...............    10/26/99      65.6%
Buzz divine, inc.*.............    10/26/99      80.6%
dotspot, Inc.*.................    10/26/99      80.6%
eXperience divine, inc.*.......    10/26/99      80.8%
FiNetrics, Inc.*...............     11/3/99      80.9%(3)
Host divine, inc.*.............    10/26/99      80.6%
i-Street, Inc. ................    11/23/99      63.8%(4)
Justice divine, inc.*..........    10/26/99      80.9%
Knowledge divine, inc.*........    10/26/99      80.7%
LiveOnTheNet.com, Inc. ........     12/8/99      76.9%(5)
mindwrap, inc..................    11/19/99      97.1%
NetUnlimited, Inc. (1).........     3/24/00      61.4%
OfficePlanIt.com, Inc.*........    10/26/99      80.7%
Oilspot.com, Inc...............     2/10/00      55.6%
OpinionWare.com, Inc...........     12/8/99      54.4%
Panthera Productions, LLC......     3/30/00      62.9%
Parlano, Inc...................     2/11/00      70.1%
salespring, inc.!!*............    10/26/99      80.9%
sho research, Inc.*............    10/26/99      60.5%
Talent divine, inc.*...........    10/26/99      80.8%
ViaChange.com, Inc.............     1/31/00      70.0%
Web Design Group, Inc. (2).....     2/11/00      53.7%
Westbound Consulting, Inc (2)..     2/11/00      52.4%
Xqsite, Inc.*..................    10/26/99      80.6%

(1) Our interest in NetUnlimited was acquired by, and is owned through, Host divine.

(2) Our interests in Web Design Group and Westbound Consulting were acquired by, and are owned through, Xqsite.

(3) FiNetrics has entered into a non-binding letter of intent to combine with BrightLane.com, an online business center that provides administrative business services. This combination would reduce our equity ownership percentage in FiNetrics to approximately 45% and our voting power percentage in FiNetrics to approximately 75%.

(4) Excludes our $1,500,000 investment in shares of i-Street's non-voting, non-convertible preferred stock, which is redeemable at i-Street's option any time before March 2003.

(5) Excludes our $4,977,000 investment in shares of LiveOnTheNet's non-voting, non-convertible preferred stock, which is redeemable at LiveOnTheNet's option any time before February 2001 (with respect to 4,523 shares) and April 2001 (with respect to 477 shares). Also excludes $1,125,000 in short-term financing that we have advanced through June 30, 2000.

     Equity Method. Associated companies in which we own 50% or less of the outstanding voting power, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage and voting rights associated with our holdings in the associated company. With respect to our current associated companies, if we own at least 20%, but not more than 50%, of the outstanding voting power of an associated company, we account for our interests under the equity method. Under the equity method of accounting, an associated company's results of operations are not reflected within our consolidated operating results. However, our share of the earnings or losses of that associated company is identified as "equity in losses of associated companies" in our consolidated statement of operations.

     The net effect of an associated company's results of operations on our results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because, under each of these methods, only our share of the earnings or losses of an associated company is reflected in the net results of operations in our consolidated statement of operations. However, the presentation of the consolidation method differs dramatically from the equity method of accounting. The consolidation method presents associated company results in the applicable line items within our consolidated financial statements. In contrast, the equity method of accounting presents associated company results in a single category, "equity in losses of associated companies" within our consolidated statement of operations.

     Our associated companies accounted for under the equity method of accounting at June 30, 2000 included:


                                Associated
                                 Company        Our Equity
    Associated Company            Since         Ownership
    ------------------          ----------      ----------
Aluminium.com, Inc........        3/10/00       34.6%
BidBuyBuild, Inc..........        2/11/00       35.5%(2)
CapacityWeb.com, Inc......        2/11/00       44.6%
closerlook, inc. (1)......         2/1/00       41.3%
eFiltration.com, Inc......        2/11/00       45.3%
Emicom Group, Inc.........         4/3/00       33.0%(3)
Entrepower, Inc...........       11/23/99       43.0%
eReliable Commerce, Inc...        3/15/00       47.1%
Farms.com, Ltd............        4/28/00       41.0%(4)
i-Fulfillment, Inc........        1/28/00       48.8%
iGive.com, inc............        2/11/00       32.1%
iSalvage.com, Inc.........         2/3/00       36.4%
LAUNCHworks inc...........        2/25/00       36.8%(5)
Martin Partners, L.L.C....         2/8/00       25.0%
Mercantec, Inc............        2/11/00       40.4%(6)
Outtask.com Inc...........       12/10/99       28.9%
Perceptual Robotics, Inc..        2/14/00       33.4%
PocketCard Inc............       11/23/99       36.2%
TV House, Inc.............         3/8/00       42.0%
Whiplash, Inc.............        11/8/99       31.0%(7)
Xippix, Inc...............         2/4/00       31.5%

(1) 250,000 of the shares of our class A common stock issued upon conversion of preferred stock issued to closerlook and $1,500,000 in cash are being held in escrow and will be released to closerlook only upon achievement of revenue thresholds. Further, if closerlook achieves an additional revenue threshold, we will be obligated to pay an additional $3,000,000 in cash for our interest in closerlook.

(2) We also hold warrants to purchase shares of common stock of BidBuyBuild. Giving effect to the exercise of these warrants, we would hold 37.7% of both the equity and voting power of BidBuyBuild.

(3) As of June 30, 2000, our equity ownership and voting power percentage was 7.6%, which was increased to 33.0% when Emicom completed a private third-party financing in August 2000. The cash consideration and promissory note shown in the table reflect payment for a 33.0% equity interest in Emicom. Beginning March 24, 2002, Emicom will have a right to cause us to purchase all of its outstanding common stock, which right will terminate under certain circumstances, including Emicom's completion of an initial public offering.

(4) We also hold warrants to purchase shares of common stock of Farms.com. Giving effect to the exercise of these warrants, we would hold 45.7% of both the equity and the voting power of Farms.com.

(5) We also hold warrants to purchase shares of common stock of LAUNCHworks. Giving effect to the exercise of these warrants, we would hold 50.9% of both the equity and voting power of LAUNCHworks.

(6) We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 42.7% of both the equity and voting power of Mercantec.

(7) We also hold warrants to purchase shares of common stock of Whiplash. Giving effect to the exercise of these warrants, we would hold 33.0% of both the equity and voting power of Whiplash.

     Cost Method. Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings and losses of these companies is not included in our consolidated statements of operations unless earnings or losses are distributed.

     We expect to record our ownership interest in equity securities of our associated companies accounted for under the cost method at cost, unless the securities have readily determinable fair values based on quoted market prices, in which case these interests would be classified in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Our associated companies accounted for under the cost method of accounting, or under SFAS No. 115 (as marked with an ("*")), at June 30, 2000, included:


                                           Associated   Our Equity
            Associated Company           Company Since  Ownership
            ------------------           -------------  ---------
Commerx, Inc...........................    11/19/99        1.0%
comScore, Inc..........................    10/29/99        0.9%
The National Transportation Exchange,
  Inc..................................    10/29/99        5.3%
Neoforma.com, Inc.*....................    10/14/99        1.5%
Sequoia Software Corporation.*.........    11/23/99        8.0%

     The presentation and content of our financial statements is largely a function of the presentation and content of the financial statements of our associated companies. We assume responsibility for the presentation and content of our financial statements, and each of our associated companies assumes responsibility for the presentation and content of its financial statements. To the extent any of our associated companies change the presentation or content of its financial statements, as may be required upon changes in accounting standards, the presentation and content of our financial statements may also change.

     The presentation of our consolidated financial statements may differ from period to period if our ownership in any of our associated companies changes significantly. Our consolidated revenues and related costs and expenses may fluctuate due to the applicable accounting method used for recognizing our participation in the operating results of a particular associated company.

Results of Operations

     Although we were incorporated in May 1999, we did not commence operations until July 1, 1999. Therefore, the discussion below regarding our results of operations does not include comparisons between the three and six months ended June 30, 2000 and the comparable periods from 1999.

Three Months Ended June 30, 2000

General

     During the three months ended June 30, 2000, we acquired significant minority ownership interests in Farms.com, Ltd. and Emicom Group, Inc. for total consideration of $59,071,000, including $40,971,000 in the form of promissory notes. We account for these associated companies under the equity method of accounting. In addition, we paid $4,181,000 for a minority ownership in 360networks, inc., which we account for on the cost basis of accounting. We also contributed $33,000 to our wholly-owned subsidiary, Skyscraper Management, L.L.C., through which we manage Skyscraper Ventures, L.P., as general partner. Through June 30, 2000, we have contributed $2,310,000 to Skyscraper Ventures. We account for Skyscraper Management and Skyscraper Ventures as consolidated companies. In April 2000, we made an additional investment in OpinionWare.com, Inc., an associated company since December 1999, that caused OpinionWare to become a consolidated associated company, whereas it was an equity method associated company prior to this additional investment.

Revenues

     We generated revenues totaling $12,092,000 for the three months ended June 30, 2000. The total revenues included approximately $1,236,000 from the sale of products, including $754,000 related to on-line sales of retail goods, $161,000 related to software sales contracts and $321,000 related to sales of computer hardware and software. The total revenues also included approximately $10,856,000 from the sale of services, including $2,775,000 from marketing and public relations services, $2,304,000 from web design services, $1,500,000 from web-based advertising and $1,184,000 from hosting services.

Cost of Revenues

     For the three months ended June 30, 2000, cost of revenues were approximately $10,727,000, exclusive of $160,000 of amortization of stock-based compensation. These costs included approximately $9,793,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses and marketing expenses. Cost of revenues also included approximately $934,000 of direct costs of providing products.

     The types of revenues to which the cost of revenues for the three months ended June 30, 2000 were attributed included public relations revenues ($2,722,000 cost of revenues), facilities management services ($1,887,000 cost of revenues), commissions revenue ($1,627,000 cost of revenues), hosting services and related product sales ($1,519,000 cost of revenues) and web consulting ($1,232,000 cost of revenues).

Selling, General and Administrative Expenses

     For the three months ended June 30, 2000, we incurred selling, general and administrative expenses of approximately $50,343,000, exclusive of $7,908,000 of amortization of stock-based compensation. These expenses consisted primarily of approximately $22,404,000 of employee benefits and related compensation, approximately $5,843,000 of marketing costs, approximately $4,531,000 of travel costs, approximately $2,138,000 of facility costs, consisting primarily of rent expense, and approximately $1,261,000 of fees for professional services, including legal, consulting and accounting. Selling, general and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of associated companies, which totaled approximately $5,647,000.

Research and Development Expenses

     For the three months ended June 30, 2000, we incurred research and development expenses of approximately $3,048,000, exclusive of $130,000 of amortization of stock-based compensation. These expenses consisted primarily of approximately $1,620,000 of employee benefits and related compensation, approximately $550,000 of marketing expenses, and approximately $445,000 of professional fees.

Stock-Based Compensation

     For the three months ended June 30, 2000, we incurred an additional non-cash expense of approximately $5,676,000 related to the issuance of shares of restricted stock and grants of options to employees, directors and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended June 30, 2000, we recovered $8,138,000 of unearned stock-based compensation related to cancelled options and the revaluation of variable options in accordance with Statement of Financial Accounting Standards No. 123. The total unearned stock-based compensation related to these options and restricted stock at June 30, 2000 was approximately $87,696,000 and will be amortized over the vesting periods of the related options, generally four years in the case of options granted to employees and consultants and one year in the case of options granted to non-employee directors and restricted stock issued to employees.

     For the three months ended June 30, 2000, we incurred an additional non-cash expense of approximately $2,524,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. These shares were sold at prices lower than their fair value. The total unearned stock-based compensation related to these shares at June 30, 2000 was approximately $20,187,000 and will be amortized over the three-year vesting period of the shares issued.

Other Income and Expenses

     Other income consisted of interest income of approximately $2,512,000 earned from investment of our available cash balances. Interest expense of approximately $1,020,000 was incurred primarily from notes payable to associated companies.

Income Taxes

     We have recorded no income tax benefit or loss for the three months ended June 30, 2000. Because we have no history of taxable income through June 30, 2000, the tax benefit associated with our net loss has been fully reserved. At June 30, 2000, we had approximately $50,310,000 of net operating loss carryforwards, which are available to reduce future federal income taxes, if any. Net operating loss carryforwards of $5,770,000 will expire in 2019 and net operating loss carryforwards of $44,540,000 will expire in 2020. For the three months ended June 30, 2000, companies consolidated for financial statement purposes but not includible in our federal consolidated tax return had approximately $26,500,000 of separate company net operating losses. These losses are not included above, and cannot be utilized to offset our taxable income.

Minority Interest

     Minority interest of approximately $4,353,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the three months ended June 30, 2000.

Gain on Issuance of Stock by Associated Companies

     Gain on issuance of stock by associated companies of approximately $2,915,000 relates to the increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments on our books. The gain was attributed to issuances of stock by LAUNCHworks, which accounted for approximately $2,275,000, and closerlook, which accounted for approximately $640,000. We expect to realize future gains and/or losses as more of our associated companies obtain third-party financing.

Equity in Losses of Associated Companies

     Equity in losses of associated companies resulted from our minority ownership interests in 21 companies that we account for under the equity method and OpinionWare.com, Inc., which was accounted for under the equity method through April, 2000. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $13,129,000 in net losses for the three months ended June 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $10,806,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2000

General

     During the six months ended June 30, 2000, we acquired controlling majority voting interests in BeautyJungle.com, bid4real.com, NetUnlimited, Oilspot.com, Panthera Productions, Parlano, Inc., Skyscraper Management, L.L.C., Skyscraper Ventures, L.P., ViaChange.com, Web Design Group and Westbound Consulting for total consideration of $68,167,000, including $5,000,000 in the form of promissory notes. In addition, we issued a total of 10,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, in connection with our acquisition of Parlano. These shares were converted into 1,666,666 shares of class A common stock upon completion of our initial public offering. We also acquired significant minority ownership interests in 17 new associated companies, which we account for under the equity method of accounting, for total consideration of $198,888,000, including $75,971,000 in the form of promissory notes. In addition, we issued a total of 3,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, which converted into 499,999 shares of class A common stock upon completion of our initial public offering, in connection with our acquisitions of closerlook and Perceptual Robotics.

Revenues

     We generated revenues totaling $17,307,000 for the six months ended June 30, 2000. The total revenues included approximately $2,330,000 from the sale of products, including $1,273,000 related to on-line sales of retail goods, $457,000 related to software sales contracts and $598,000 related to sales of computer hardware and software. The total revenues also included approximately $14,977,000 from the sale of services, including $3,779,000 from web design services, $3,549,000 from marketing and public relations services, $2,612,000 from web-based advertising and $1,200,000 from hosting services.

Cost of Revenues

     For the six months ended June 30, 2000, cost of revenues were approximately $15,134,000, exclusive of $645,000 of amortization of stock-based compensation. These costs included approximately $13,672,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses and marketing expenses. Cost of revenues also included approximately $1,462,000 of direct costs of providing products.

     The types of revenues to which the cost of revenues for the six months ended June 30, 2000 were attributed included public relations revenues ($3,157,000 cost of revenues), hosting services and related product sales ($2,946,000 cost of revenues), web-based advertising ($2,573,000 cost of revenues), facilities management services ($2,025,000 cost of revenues), commissions revenue ($1,627,000 cost of revenues) and web consulting ($1,480,000 cost of revenues).

Selling, General and Administrative Expenses

     For the six months ended June 30, 2000, we incurred selling, general and administrative expenses of approximately $81,794,000, exclusive of $16,015,000 of amortization of stock-based compensation. These expenses consisted primarily of approximately $34,713,000 of employee benefits and related compensation, approximately $11,024,000 of marketing costs, approximately $6,766,000 of travel costs, approximately $3,672,000 of facility costs, consisting primarily of rent expense, and approximately $3,068,000 of fees for professional services, including legal, consulting and accounting. Selling, general and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of associated companies, which totaled approximately $9,062,000.

Research and Development Expenses

     For the six months ended June 30, 2000, we incurred research and development expenses of approximately $4,644,000, exclusive of $203,000 of amortization of stock-based compensation. These expenses consisted primarily of approximately $2,225,000 of employee benefits and related compensation, approximately $1,519,000 of marketing expenses, and approximately $477,000 of professional fees.

Stock-Based Compensation

     For the six months ended June 30, 2000, we incurred an additional non-cash expense of approximately $12,826,000 related to the issuance of shares of restricted stock and grants of options to employees, directors and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the six months ended June 30, 2000, we recovered $8,138,000 of unearned stock-based compensation related to cancelled options. The total unearned stock-based compensation related to these options and restricted stock at June 30, 2000 was approximately $87,696,000 and will be amortized over the vesting periods of the related options, generally four years in the case of options granted to employees and consultants and one year in the case of options granted to non-employee directors and restricted stock issued to employees.

     For the six months ended June 30, 2000, we incurred an additional non-cash expense of approximately $4,038,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. These shares were sold at prices lower than their fair value. The total unearned stock-based compensation related to these shares at June 30, 2000 was approximately $20,187,000 and will be amortized over the three-year vesting period of the shares issued.

Other Income and Expenses

     Other income consisted of interest income of approximately $6,226,000 earned from investment of our available cash balances. Interest expense of approximately $1,322,000 was incurred primarily from notes payable to associated companies.

Income Taxes

     We have recorded no income tax benefit or loss for the six months ended June 30, 2000. Because we have no history of taxable income through June 30, 2000, the tax benefit associated with our net loss has been fully reserved. At June 30, 2000, we had approximately $50,310,000 of net operating loss carryforwards, which are available to reduce future federal income taxes, if any. Net operating loss carryforwards of $5,770,000 will expire in 2019 and net operating loss carryforwards of $44,540,000 will expire in 2020. For the six months ended June 30, 2000, companies consolidated for financial statement purposes but not includible in our federal consolidated tax return had approximately $26,500,000 of separate company net operating losses. These losses are not included above, and cannot be utilized to offset our taxable income.

Minority Interest

     Minority interest of approximately $8,540,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the six months ended June 30, 2000.

Gain on Issuance of Stock by Associated Companies

     Gain on issuance of stock by associated companies of approximately $2,915,000 relates to the increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments on our books. The gain was attributed to issuances of stock by LAUNCHworks, which accounted for approximately $2,275,000, and closerlook, which accounted for approximately $640,000. We expect to realize future gains and/or losses as more of our associated companies obtain third-party financing.

Equity in Losses of Associated Companies

     Equity in losses of associated companies resulted from our minority ownership interests in 21 companies that we account for under the equity method and OpinionWare.com, Inc., which was accounted for under the equity method through April 2000. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $17,776,000 in net losses for the six months ended June 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $17,037,000 for the six months ended June 30, 2000.

Summary of Currently Expected Fixed Charges

     The following table summarizes the fixed charges as of June 30, 2000 that we currently expect to incur throughout the remainder of 2000 and over the next four years for amortization of (1) identifiable intangible assets and goodwill,
(2) our net excess investment over our equity in the net assets of associated companies and (3) unearned stock-based compensation:

                                                                               Year
                                                  -----------------------------------------------------------------
               Amortization of:                      2000          2001          2002          2003         2004
----------------------------------------------    ----------   -----------    ----------    ----------    ---------
Identifiable Intangible Assets and Goodwill...    11,085,000    21,922,000    15,583,000     2,037,000        --
Our Net Excess Investment.....................    23,276,000    46,551,000    45,853,000     5,895,000        --
Unearned Stock-Based Compensation (1).........    21,533,000    32,008,000    30,659,000    22,012,000    1,670,000
                                                  ----------   -----------    ----------    ----------    ---------
     Total....................................    55,894,000   100,481,000    92,095,000    29,944,000    1,670,000
                                                  ==========   ===========    ==========    ==========    =========

(1) These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

     As of June 30, 2000, we had cash and cash equivalents of approximately $105,270,000, including cash and cash equivalents of $44,470,000 held by our consolidated associated companies, consisting almost entirely of funds raised in private placements of securities. Our cash and cash equivalents as of June 30, 2000 represented a decrease of approximately $57,571,000 from approximately $162,841,000 as of December 31, 1999. The net decrease in cash and cash equivalents was due primarily to acquisitions of ownership interests in associated companies of $151,458,000, repayments on notes payable to associated companies of $46,334,000, net cash used in operating activities of $74,616,000 and additions to property and equipment of $16,942,000. The net decrease in cash and cash equivalents was offset principally by the proceeds of approximately $229,864,000 from the issuance of preferred stock, net of issuance costs.

     We are currently negotiating to enter into a $50,000,000 line of credit with La Salle Bank N.A. We anticipate that this line of credit will be available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. In addition, our obligations under our office lease in Lisle, Illinois are secured by a letter of credit for $442,865 issued by Bank of America.

     We continually examine all of our associated companies to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company's development of its business plans and objectives and progress toward achievement of its performance goals. Based on this examination, we expect to make future funding decisions with respect to existing and new associated companies, including whether to adjust our currently intended contributions to the associated companies we established. Generally, we intend to make the greatest financial commitments to those companies that we believe have the greatest potential for future value and profitability and for initial public offerings or other liquidity events and/or operate in particular markets on which we intend to focus. In some cases, we may determine not to provide any future capital to particular associated companies, including associated companies that we control, and those companies may need to obtain third-party financing, if available, to continue operations as currently anticipated, if at all. In some cases, these companies may elect, or be forced, to lay off employees or take other measures to reduce costs. In addition, we may decide in the future to combine, restructure or alter the business plans of associated companies that we control to enhance their potential value in the public markets or their value to potential acquirers. We expect that we will apply these same principles, and will consider our available cash and other resources, in making decisions with respect to future acquisitions of interests in associated companies. To date, however, we have not changed our plans with respect to our expected financial contributions to existing or new associated companies.

     We have committed to contribute a total of $10,000,000 to Skyscraper Ventures, $9,860,000 as a limited partner and $140,000 as general partner of the fund. The fund may draw down our commitment to it for a period of four years. As of June 30, 2000, we had contributed approximately $2,342,000 to the fund.

     In July 2000, we spent approximately $12,000,000 to acquire commercial property in Chicago. The timing of our development of the property, as well as the scale and final design of the facility, will depend on our anticipated space needs and the anticipated space needs of other projected users of the facility, transportation issues and the availability of third-party financing.

     Concurrent with our initial public offering in July 2000, we sold 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting class C convertible common stock in private placements. Our total proceeds from the concurrent private placements were $258,913,729, which includes a $25,000,000 credit toward the purchase by us of co-location and bandwidth services from Level 3 Communications, and shares of common stock of CMGI, Inc. valued at $15,317,100 at that time. Our cash proceeds from these concurrent private placements were approximately $218,596,000. In connection with these private placements, we have agreed (1) under our Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an office in Seattle within 60 days after the completion of our initial public offering, which we expect to cost approximately $1,500,000, and to dedicate up to $50,000,000 in capital to our Seattle operations for projects and acquisitions, (2) to purchase a minimum of $100,000,000 of collocation and bandwidth services from Level 3 over four years, $25,000,000 of which is a credit to us as payment by Level 3 for its purchase of shares from us, and (3) to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions and professional services from Compaq over four years.

     In addition, in connection with our private placement to 360networks, we also purchased 374,181 subordinated voting shares of 360networks, in a private placement concurrent with 360networks' initial public offering on April 26, 2000. We purchased 93,545 shares at a purchase price of $5.00 per share and 280,636 shares at a price of $13.23 per share, which represents the 360networks' initial public offering price, less underwriting discounts, for a total purchase price of $4,180,539. We completed our purchase of these shares on April 26, 2000, at which time the shares had an aggregate market value of $5,238,534.

     In February 2000, Neoforma.com, Inc. completed its initial public offering, selling 8,050,000 common shares at $13 per share. Neoforma.com, which became our associated company in October 1999, is a leading provider of business-to-business e-commerce solutions to the global medical marketplace. We hold a 1.5% equity ownership position in Neoforma at a cost basis of $5.68 per share.

     In May 2000, Sequoia Software Corporation completed its initial public offering, selling 4,200,000 shares at $8 per share. Sequoia is a leading provider of Internet infrastructure software based on the XML programming language for web applications. At June 30, 2000, we had an equity ownership position of 8.0% in Sequoia at a cost basis of $2.81 per share.

     At June 30, 2000, we had approximately $53,453,000 in available-for-sale securities. This amount includes shares of Neoforma.com, Sequoia Software Corporation, and 360networks.

Recent Accounting Pronouncements

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position or cash flows.

Special Note on Forward-Looking Statements

     This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:

     . our need to continue to identify and acquire interests in suitable associated companies;

     . the intense competition among capital providers to acquire interests in business-to-business e-commerce companies; and

     . existing and future regulations affecting our business, the businesses of our associated companies or the Internet generally.

     Other matters may also cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2000 and December 31, 1999, we had approximately $105,270,000 and $162,841,000 in cash and cash equivalents, respectively. A decrease in market rates of interest would have no material effect on the value of these assets.

                           PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Options to Purchase Common Stock

     During the three months ended June 30, 2000, we granted options (the "701 Options") to purchase an aggregate of 246,580 shares of our class A common stock to 254 officers, directors and employees (including persons who had accepted offers of employment (collectively, "Employees"). During the three months ended June 30, 2000, 168 of the Employees and two consultants exercised 701 Options and purchased an aggregate of 121,343 shares of class A common stock for consideration (cash and notes) in the aggregate amount of $1,599,379. We granted the 701 Options and sold the underlying shares pursuant to our 1999 Stock Incentive Plan (the "Stock Incentive Plan") in transactions exempt from registration under the Securities Act in reliance upon Rule 701.

     During the three months ended June 30, 2000, we granted options (the "Accredited Investor Options") to purchase an aggregate of 83,332 shares of our class A common stock to 2 of our executive officers and directors. We granted the Accredited Investor Options and sold the underlying shares pursuant to the Stock Incentive Plan in transactions exempt from registration under the Securities Act in reliance upon Section 4(2), as transactions not involving a public offering. Each of these executive officers and directors represented in writing to us that such person was an accredited investor.

     No underwriters were involved in any of the transactions described above. Each recipient of securities in each of the transactions described above represented the recipient's intention to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

Reverse Stock Split

     On July 14, 2000, we effected a 1-for-6 reverse stock split of our common stock whereby every six (6) outstanding shares of our class A common stock and class B common stock were combined into one share of our class A common stock and class B common stock. The par value of our common stock was maintained at the pre-split amount of $.001 per share.

Conversion of Our Class B Common Stock

     Upon consummation of our initial public offering on July 18, 2000, each outstanding share of our class B common stock converted automatically into one share of our class A common stock and no shares of our class B common stock remain outstanding.

Conversion of Our Preferred Stock

     Upon consummation of our initial public offering on July 18, 2000, each outstanding share of our preferred stock converted automatically into one-sixth of a share of our class A common stock and no shares of our preferred stock remain outstanding.

Use of Proceeds from Sales of Securities

     On July 18, 2000, we completed an initial public offering of 14,285,000 shares of class A common stock at an offering price of $9.00 per share. The managing underwriters of the offering were FleetBoston Robertson Stephens Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Bear, Stearns & Co. Inc., William Blair & Company, L.L.C., and DLJdirect, Inc. The shares of class A common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-92851) that was declared effective on July 11, 2000. The aggregate public offering price of the shares was $128,565,000. After deducting underwriting discounts and commissions of $8,999,550 from the public offering price, the proceeds to us were $8.37 per share, or $119,565,450. We incurred the following additional expenses in connection with the offering: expenses payable to or for underwriters of approximately $79,000; and other offering expenses estimated to be approximately $9,941,000. Our estimated net proceeds from the offering, after deducting the foregoing discounts, commissions, and expenses, were approximately $109,545,000.

     Concurrent with the completion of our initial public offering, we issued an aggregate of 7,257,455 shares of class A common stock and 23,288,511 shares of our non-voting class C convertible common stock, $.001 par value per share, in private placements to 360networks, inc., Aon Corporation, BancBoston Capital, Inc., CMGI, Inc., Compaq Computer Corporation, Hewlett-Packard Company, Level 3 Communications Corp., marchFIRST, Inc., and Microsoft Corporation. Shares of our class C common stock are convertible, at the option of the holder, into an equal number of shares of our class A common stock. Our total proceeds from the concurrent private placements were $258,913,729, which includes a $25,000,000 credit toward the purchase by us of co-location and bandwidth services from Level 3 Communications and shares of common stock of CMGI valued at $15,317,100. Our net cash proceeds from the concurrent private placements, after deducting offering expenses of $175,000, were $218,421,629.

     None of the foregoing expenses constituted direct or indirect payments to our directors or officers or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

     We have used the net proceeds from the offering and the private placements as follows: $54,971,429 to repay promissory notes issued by us in connection with our acquisitions of interests in associated companies; $17,163,762 to purchase property in Chicago and to make security deposits and leasehold improvements on rented facilities; $41,215,652 to acquire new or additional interests in associated companies. The remaining proceeds have been invested in short-term government securities.

     None of the foregoing uses of proceeds constituted direct or indirect payments to our directors or officers or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates except that Andrew J. Filipowski, our Chairman and Chief Executive Officer, owns 33.3% of the entity from which we purchased the property on which our planned high-tech corporate facility is to be constructed.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 20, 2000, the requisite holders of our common stock and preferred stock adopted resolutions by written consent approving the creation of our class C common stock, par value $.001 per share, and an Amendment of Certificate of Incorporation providing for an increase in the number of authorized shares of our capital stock to 15,900,000,000 shares, to be divided as follows: (i) 15,000,000,000 shares of class A common stock, (ii) 400,000,000 shares of class B common stock, (iii) 400,000,000 shares of class C common stock, and (iv) 100,000,000 shares of preferred stock (this Amendment and Restatement of Certificate of Incorporation was never filed with the Secretary of State of the State of Delaware).

     On June 1, 2000, the requisite holders of series D and series D-1 preferred stock adopted a resolution by written consent approving and authorizing the Third Amendment to Certificate of Designation of Series D Senior Participating Convertible Redeemable Preferred Stock of divine interVentures, inc., and the Second Amendment to Certificate of Designation of Series D-1 Senior Participating Convertible Redeemable Preferred Stock, (the "Series D Amendment") which Series D Amendment provided for the mandatory conversion of the series D and series D-1 preferred stock into our class A common stock upon the consummation of an underwritten initial public offering of shares of the our class A common stock at a price per share no less than two (2) times the Conversion Price (as defined in the Series D Certificate of Designation).

     On June 1, 2000, the requisite holders of series E preferred stock adopted a resolution by written consent approving and authorizing the First Amendment to Certificate of Designation of Series E Senior Participating Convertible Redeemable Preferred Stock of divine interVentures, inc., (the "Series E Amendment") which Series E Amendment provided for the mandatory conversion of the series E preferred stock into our class A common stock upon the consummation of an underwritten initial public offering of shares of our class A common stock at a price per share no less than two (2) times the Conversion Price (as defined in the Series E Certificate of Designation).

     On June 13, 2000, the requisite holders of our common stock and preferred stock adopted resolutions approving and authorizing a 1-for-6 reverse stock split of our outstanding shares of common stock (the "Reverse Stock Split") to be effected by combining each six (6) shares of outstanding class A common stock and class B common stock into one (1) share of that class of common stock, and approving an Amendment and Restatement of Certificate of Incorporation providing for the creation our class C common stock and providing for a change in the number of authorized shares of our capital stock to 2,750,000,000 shares, to be divided as follows: (i) 2,500,000,000 shares of class A common stock, (ii) 100,000,000 shares of class B common stock, (iii) 100,000,000 shares of class C common stock, and (iv) 50,000,000 shares of preferred stock (this Amendment and Restatement of Certificate of Incorporation was never filed with the Secretary of State of the State of Delaware).

     On July 10, 2000, the requisite holders of series C preferred stock adopted a resolution by written consent approving and authorizing the First Amendment to Certificate of Designation of Series C Senior Convertible Preferred Stock of divine interVentures, inc., (the "Series C Amendment") which Series C Amendment provided for the mandatory conversion of the series C preferred stock into our class A common stock upon the consummation of an underwritten initial public offering of shares of our class A common stock without regard to the per share price.

     On July 10, 2000, the requisite holders of series D and series D-1 preferred stock adopted a resolution by written consent approving and authorizing the Fourth Amendment to Certificate of Designation of Series D Senior Participating Convertible Redeemable Preferred Stock of divine interVentures, inc., and the Third Amendment to Certificate of Designation of Series D-1 Senior Participating Convertible Redeemable Preferred Stock, (the "Second Series D Amendment") which Second Series D Amendment provided for the mandatory conversion of the series D and series D-1 preferred stock into our class A common stock upon the consummation of an underwritten initial public offering of shares of our class A common stock at a price per share no less than one and two-fifths (1.4) times the Conversion Price (as defined in the Series D Certificate of Designation).

     On July 10, 2000, the requisite holders of series E preferred stock adopted a resolution by written consent approving and authorizing the First Amendment to Certificate of Designation of Series E Senior Participating Convertible Redeemable Preferred Stock of divine interVentures, inc., (the "Second Series E Amendment") which Second Series E Amendment provided for the mandatory conversion of the series E preferred stock into our class A common stock upon the consummation of an underwritten initial public offering of shares of our class A common stock at a price per share no less than one and two-fifths (1.4) times the Conversion Price (as defined in the Series E Certificate of Designation).

     On July 10, 2000, the requisite holders of series F preferred stock adopted a resolution by written consent approving and authorizing the First Amendment to Certificate of Designation of Series F Senior Convertible Preferred Stock of divine interVentures, inc., (the "Series F Amendment") which Series F Amendment provided for the mandatory conversion of the series F preferred stock into our class A common stock upon the consummation of an underwritten initial public offering of shares of our class A common stock at a price per share no less than one and two-fifths (1.4) times the Conversion Price (as defined in the Series F Certificate of Designation).

     On July 13, 2000, the requisite holders of our common stock and preferred stock adopted resolutions by written consent approving and authorizing an Amendment and Restatement of Certificate of Incorporation providing for a change in the number of authorized shares of our capital stock to 2,650,000,000, to be divided as follows: (i) 2,500,000,000 shares of class A common stock, (ii) 100,000,000 shares of class C common stock, and (iii) 50,000,000 shares of preferred stock, and approving and authorizing the Series C Amendment, the Second Series D Amendment, the Second Series E Amendment, and the Series F Amendment.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                  Description of Exhibit
     -------                 ----------------------
        3.1  Third Amended and Restated Certificate of Incorporation of the
             Company.

       10.1  divine interVentures, inc. 1999 Stock Incentive Plan
             (incorporated by reference to Exhibit 10.1 to the Registration
             Statement on Form S-1 (No. 333-92851) (the "IPO Registration
             Statement")).

       10.2  Form of Option Agreement under the divine interVentures, inc. 1999
             Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the IPO Registration Statement).

       10.3  Skyscraper Ventures, L.P. Amended and Restated Limited Partnership
             Agreement, dated as of May 5, 2000 (incorporated by reference to Exhibit 10.18 to the IPO Registration Statement).

       10.4 Letter Agreement, dated May 26, 2000, among divine interVentures, inc., Blackhawk LLC and Andrew J. Filipowski (incorporated by reference to Exhibit 10.30 to the IPO Registration Statement).

       27.1  Financial Data Schedule for the six months ended June 30, 2000.

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the period.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 25, 2000.


                              divine interVentures, inc.

                              /s/ Michael P. Cullinane
                              --------------------------------------------------
                              Michael P. Cullinane
                              Executive Vice President, Chief Financial Officer, and Treasurer
                              (Principal Financial and Accounting Officer)
                          divine interVentures, inc.
                    Part II: Other Information (Continued)


Exhibit Index
-------------

       Number                 Description of Exhibit
       ------                 ----------------------
        3.1  Third Amended and Restated Certificate of Incorporation of the
             Company.

       27.1  Financial Data Schedule for the six months ended June 30, 2000.

                                      29