Form 10-Q
period 2000-09-30
DIVINE INTERVENTURES INC
filed 2000-11-14
CIK 1097516

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Transition period from to

                          Commission File No. 0-30043

                               ----------------

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


   At November 10, 2000, the registrant had outstanding an aggregate of 135,838,234 shares of class A common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                           divine interVentures, inc.

                                   Form 10-Q

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I. FINANCIAL INFORMATION...........................................     1

  Item 1. Consolidated Financial Statements.............................     1

  Consolidated Balance Sheets
  September 30, 2000 (unaudited) and December 31, 1999..................     1

  Consolidated Statements of Operations (unaudited)
     Three and Nine months ended September 30, 2000 and the Period from
     May 7, 1999 (inception) to September 30, 1999......................     2

  Consolidated Statements of Stockholders' Equity
  Nine months ended September 30, 2000 (unaudited) and the Period from
  May 7, 1999
  (inception) to December 31, 1999......................................     3

  Consolidated Statement of Cash Flows (unaudited)
     Nine months ended September 30, 2000 and the Period from May 7,
     1999
     (inception) to September 30, 1999..................................     4

  Notes to Consolidated Financial Statements (unaudited)................     5

  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations...................................    12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk....    26

Part II. OTHER INFORMATION..............................................    27

  Item 2. Changes in Securities and Use of Proceeds.....................    27

  Item 6. Exhibits and Reports on Form 8-K..............................    27

SIGNATURE...............................................................    28

EXHIBIT INDEX...........................................................    29

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                           divine interVentures, inc.

                          CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  ------------
                                     Assets

Current assets:
 Cash and cash equivalents....................... $ 291,345,626  $162,840,846
 Restricted cash.................................     1,500,000           --
Accounts receivable, less allowance for doubtful
 accounts of $4,449,586 and $586,511.............    10,234,451     2,628,718
 Available-for-sale securities...................    37,592,275           --
 Notes receivable................................       196,000     4,075,000
 Prepaid expenses and other current assets.......     5,512,235     1,391,100
                                                  -------------  ------------
   Total current assets..........................   346,380,587   170,935,664
Property and equipment, net......................    54,799,307     3,926,816
Goodwill and other intangible assets, net of
 accumulated amortization of $15,897,724 and
 $594,992........................................    45,610,510    17,839,757
Ownership interests in associated companies......   202,545,214    44,455,409
Deferred offering costs..........................           --      1,612,500
Other noncurrent assets..........................    28,422,205       101,894
                                                  -------------  ------------
   Total assets.................................. $ 677,757,823  $238,872,040
                                                  =============  ============

                      Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable................................ $   8,577,180  $  3,523,756
 Accrued expenses and other current liabilities..    13,824,733     6,096,355
 Notes payable to associated companies...........       313,755    22,500,000
 Deferred revenue................................     1,077,441       536,217
                                                  -------------  ------------
   Total current liabilities.....................    23,793,109    32,656,328
Long-term debt...................................     2,185,994           --
Other noncurrent liabilities.....................     4,439,886       281,118
Minority interest................................    20,557,821       700,430
Stockholders' equity:
 Series C senior convertible preferred stock,
  $.001 par value; 0 and 200,000,000 shares
  authorized; 0 and 190,062,125 shares issued
  and outstanding................................           --        190,062
 Series B-1 junior convertible preferred stock,
  $.001 par value; 0 and 25,000,000 shares
  authorized; 0 and 2,712,000 shares issued and
  outstanding....................................           --          2,712
 Series B-2 junior convertible preferred stock,
  $.001 par value; 0 and 21,000,000 shares
  authorized; 0 and 20,100,000 shares issued and
  outstanding....................................           --         20,100
 Series A-1 junior convertible preferred stock,
  $.001 par value; 0 and 48,000,000 shares
  authorized; 0 and 9,236,600 shares issued and
  outstanding....................................           --          9,237
 Series A-2 junior convertible preferred stock,
  $.001 par value; 0 and 39,000,000 shares
  authorized; 0 and 37,750,000 shares issued and
  outstanding....................................           --         37,750
 Class A common stock, $.001 par value;
  2,500,000,000 and 900,000,000 shares
  authorized; 129,060,457 and 3,791,614 issued;
  128,305,416 and 3,791,614 outstanding..........       129,060         3,792
 Class B common stock, $.001 par value; 0 and
  100,000,000 shares authorized; 0 and 2,041,662
  shares issued and outstanding..................           --          2,042
 Class C common stock, $.001 par value;
  100,000,000 and 0 shares authorized; 6,777,777
  and 0 shares issued and outstanding............         6,778           --
 Additional paid-in capital......................   952,316,699   241,036,506
 Notes receivable from exercise of stock
  options........................................    (6,180,354)          --
 Unearned stock-based compensation...............   (56,112,519)  (26,660,788)
 Accumulated other comprehensive income..........     5,177,988           --
 Treasury stock, class A common, at cost;
  755,041 and 0 shares...........................    (5,622,233)          --
 Accumulated deficit.............................  (262,934,406)   (9,407,249)
                                                  -------------  ------------
   Total stockholders' equity....................   626,781,013   205,234,164
                                                  -------------  ------------
   Total liabilities and stockholders' equity.... $ 677,757,823  $238,872,040
                                                  =============  ============

          See accompanying notes to consolidated financial statements.

                           divine interVentures, inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                       Period from
                                                                       May 7, 1999
                              Three Months Ended        Nine Months    (inception)
                          ----------------------------     Ended           to
                          September 30,  September 30, September 30,  September 30,
                              2000           1999          2000           1999
                          -------------  ------------- -------------  -------------
Revenues:
  Products..............  $   2,008,051   $       --   $   4,337,747   $       --
  Services..............     11,685,143        17,004     26,662,317        17,004
                          -------------   -----------  -------------   -----------
                             13,693,194        17,004     31,000,064        17,004
                          -------------   -----------  -------------   -----------
Operating expenses:
  Cost of revenues:
  Products (exclusive of
   $60,967, $0, $93,165
   and $0 of
   amortization of
   stock-based
   compensation)........      1,452,854           --       2,914,514           --
  Services (exclusive of
   $303,714, $0,
   $916,473 and $0 of
   amortization of
   stock-based
   compensation)........     10,892,297           --      24,157,374           --
                          -------------   -----------  -------------   -----------
    Total cost of
     revenues...........     12,345,151           --      27,071,888           --
  Selling, general and
   administrative
   (exclusive of
   $7,353,476, $0,
   $23,369,064 and $0 of
   amortization of
   stock-based
   compensation)........     56,171,536     1,489,778    138,373,021     1,489,778
  Research and
   development
   (exclusive of
   $136,948, $0,
   $340,039 and $0 of
   amortization of
   stock-based
   compensation)........      3,999,810           --       8,643,574           --
  Impairment of
   investment in
   consolidated
   associated companies.      7,139,479           --       7,139,479           --
  Stock-based
   compensation.........      7,855,105           --      24,718,741           --
                          -------------   -----------  -------------   -----------
    Total operating
     expenses...........     87,511,081     1,489,778    205,946,703     1,489,778
                          -------------   -----------  -------------   -----------
    Operating loss......    (73,817,887)   (1,472,774)  (174,946,639)   (1,472,774)
                          -------------   -----------  -------------   -----------
Other income (expense):
  Interest income.......      4,851,095        17,120     11,076,669        17,120
  Interest expense......       (653,113)      (18,209)    (1,974,832)      (18,209)
  Other expense, net....       (140,939)          --        (125,422)          --
                          -------------   -----------  -------------   -----------
    Total other income
     (expense)..........      4,057,043        (1,089)     8,976,415        (1,089)
    Loss before minority
     interest, gain on
     issuance of stock
     by associated
     companies, equity
     in losses of
     associated
     companies and
     impairment of
     investment.........    (69,760,844)   (1,473,863)  (165,970,224)   (1,473,863)
Minority interest.......      6,192,050           --      14,731,920           --
Gain on issuance of
 stock by associated
 companies..............      2,060,689           --       4,824,157           --
Equity in losses of
 associated companies...    (25,566,968)          --     (60,228,925)          --
Impairment of investment
 in equity method and
 cost method associated
 companies..............     (6,127,753)          --      (6,127,753)          --
                          -------------   -----------  -------------   -----------
    Net loss............    (93,202,826)   (1,473,863)  (212,770,825)   (1,473,863)
Accretion of redeemable
 preferred stock
 dividends..............       (519,042)          --      (8,037,067)          --
Accretion of preferred
 stock dividends........       (526,002)          --      (9,069,707)          --
Deemed dividends........    (14,942,005)          --     (40,756,332)          --
                          -------------   -----------  -------------   -----------
    Net loss applicable
     to common
     stockholders.......  $(109,189,875)  $(1,473,863) $(270,633,931)  $(1,473,863)
                          =============   ===========  =============   ===========
    Basic and diluted
     net loss per share
     applicable to
     common
     stockholders.......  $       (0.85)  $     (1.32) $       (2.68)  $     (1.32)
    Shares used in
     computing basic and
     diluted net loss
     per share..........    128,177,707     1,115,986    100,798,117     1,115,986

          See accompanying notes to consolidated financial statements.

                           divine interVentures, inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Notes
                                                                                   receivable
                                                                                      from
                         Preferred stock          Common stock        Additional   exercise of    Unearned
                      ----------------------  ---------------------    paid-in        stock     stock-based    Treasury
                         Shares      Amount     Shares      Amount     capital       options    compensation     stock
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
Balance at May 7,
1999 (inception)....           --   $    --           --   $    --   $        --   $       --   $        --   $       --
 Comprehensive
 income:
   Net income.......           --        --           --        --            --           --            --           --
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
   Total
   comprehensive
   loss.............           --        --           --        --            --           --            --           --
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
Issuance of Class A
common stock........           --        --     3,449,956     3,450        17,250          --            --           --
Issuance of Class B
common stock........           --        --     2,041,662     2,042        10,208          --            --           --
Issuance of Series
A-1 preferred stock.     9,236,600     9,237          --        --      2,287,413          --            --           --
Issuance of Series
A-2 preferred stock.    37,750,000    37,750          --        --      9,387,250          --            --           --
Issuance of Series
B-1 preferred stock.     2,712,000     2,712          --        --      1,340,788          --            --           --
Issuance of Series
B-2 preferred stock.    20,100,000    20,100          --        --     10,017,400          --            --           --
Issuance of Series C
preferred stock.....   190,062,125   190,062          --        --    189,030,841          --            --           --
Exercise of stock
options--Class A....           --        --           --        --            --           --            --           --
 common stock.......           --        --       341,658       342     1,537,158          --            --           --
Unearned stock-based
compensation........           --        --           --        --     27,408,198          --    (27,408,198)         --
Amortization of
stock-based
compensation........           --        --           --        --            --           --        747,410          --
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
Balance at December
31, 1999............   259,860,725   259,861    5,833,276     5,834   241,036,506          --    (26,660,788)         --
 For the nine
 months ended
 September 30, 2000
 (Unaudited)
 Comprehensive
 income:
   Net loss.........           --        --           --        --            --           --            --           --
   Other
   comprehensive
   income:
    Unrealized
    holding gain
    during the year.           --        --           --        --            --           --            --           --
    Less:
    reclassification
    adjustment of
    gain included in
    net income......           --        --           --        --            --           --            --           --
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
   Total
   comprehensive
   income (loss)....           --        --           --        --            --           --            --           --
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
Issuance of Series F
preferred stock.....    11,500,000    11,500          --        --     14,718,500          --            --           --
Conversion from
Class B common stock
to Class A common
stock...............           --        --    (2,041,662)   (2,042)          --           --            --           --
Conversion of Class
A common stock from
Class B common
stock...............           --        --     2,041,656     2,042           --           --            --           --
Conversion of
preferred stock to
Class A common
stock, net of 1/6
conversion factor...  (271,360,725) (271,361)  45,474,694    45,475       225,886          --            --           --
Conversion of
redeemable preferred
stock to Class A
common stock, net of
1/6 conversion
factor and capital
raising costs.......           --        --    35,880,721    35,880   222,616,473          --            --           --
Issuance of Class C
common stock, net of
offering costs......           --        --    23,288,511    23,289   193,101,758          --            --           --
Conversion from
Class C common stock
to Class A common
stock...............           --        --   (16,510,734)  (16,511)          --           --            --           --
Conversion to Class
A common stock from
Class C common
stock...............           --        --    16,510,734    16,511           --           --            --           --
Issuance of Class A
common stock in
conjunction with
initial public
offering, net of
offering costs......           --        --    14,285,000    14,285   109,530,606          --            --           --
Issuance of Class A
common stock
exclusive of initial
public offering
shares, net of
capital raising
costs...............           --        --     8,527,046     8,527    73,886,974          --            --           --
Deemed dividends
related to
beneficial
conversion feature
of Series E & F
preferred stock.....           --        --           --        --     25,814,327          --            --           --
Deemed dividends
related to discount
on issuance of Class
C common stock......           --        --           --        --     14,942,005          --            --           --
Accretion of
redeemable preferred
stock dividends.....           --        --           --        --     (8,037,067)         --            --           --
Issuance of Class A
common stock through
the Employee Stock
Purchase Plan.......           --        --        57,317        57       438,418          --            --           --
Dilution gain on
issuance of stock by
associated
companies...........           --        --           --        --      1,013,695          --            --           --
Exercise of stock
options--Class A
common stock........           --        --     5,811,351     5,811    33,407,447          --            --           --
Issuance of notes
receivable to
exercise stock
options.............           --        --           --        --            --   (28,186,213)          --           --
Repurchase and
retirement of Class
A common stock and
reduction of related
notes receivable....           --        --    (3,319,348)   (3,319)  (24,270,545)  22,005,859           --           --
Unearned stock-based
compensation........           --        --           --        --    106,223,475          --   (106,249,257)         --
Stock-based
compensation........           --        --           --        --      3,208,543          --     21,510,198          --
Recovery of unearned
stock based
compensation........           --        --           --        --    (55,287,328)         --     55,287,328          --
Capital raising
costs of
subsidiaries........           --        --           --        --       (250,023)         --            --           --
Payout of fractional
shares..............           --        --          (328)       (1)       (2,951)         --            --           --
Indirect ownership
of shares of the
Company's Class A
common stock owned
by equity method
associated
companies...........           --        --           --        --            --           --            --    (5,622,233)
                      ------------  --------  -----------  --------  ------------  -----------  ------------  -----------
Balance at September
30, 2000
(unaudited).........           --   $    --   135,838,234  $135,838  $952,316,699  $(6,180,354) $(56,112,519) $(5,622,233)
                      ============  ========  ===========  ========  ============  ===========  ============  ===========
                                      Accumulated
                                         other         Total
                       Accumulated   comprehensive stockholders'
                         deficit        income        equity
                      -------------- ------------- --------------
Balance at May 7,
1999 (inception)....  $         --    $      --    $        --
 Comprehensive
 income:
   Net income.......     (9,407,249)         --      (9,407,249)
                      -------------- ------------- --------------
   Total
   comprehensive
   loss.............     (9,407,249)         --      (9,407,249)
                      -------------- ------------- --------------
Issuance of Class A
common stock........            --           --          20,700
Issuance of Class B
common stock........            --           --          12,250
Issuance of Series
A-1 preferred stock.            --           --       2,296,650
Issuance of Series
A-2 preferred stock.            --           --       9,425,000
Issuance of Series
B-1 preferred stock.            --           --       1,343,500
Issuance of Series
B-2 preferred stock.            --           --      10,037,500
Issuance of Series C
preferred stock.....            --           --     189,220,903
Exercise of stock
options--Class A....            --           --             --
 common stock.......            --           --       1,537,500
Unearned stock-based
compensation........            --           --             --
Amortization of
stock-based
compensation........            --           --         747,410
                      -------------- ------------- --------------
Balance at December
31, 1999............    (9,407 ,249)         --     205,234,164
 For the nine
 months ended
 September 30, 2000
 (Unaudited)
 Comprehensive
 income:
   Net loss.........   (212,770,825)         --    (212,770,825)
   Other
   comprehensive
   income:
    Unrealized
    holding gain
    during the year.            --     5,177,988      5,177,988
    Less:
    reclassification
    adjustment of
    gain included in
    net income......            --           --             --
                      -------------- ------------- --------------
   Total
   comprehensive
   income (loss)....   (212,770,825)   5,177,988   (207,592,837)
                      -------------- ------------- --------------
Issuance of Series F
preferred stock.....            --           --      14,730,000
Conversion from
Class B common stock
to Class A common
stock...............            --           --          (2,042)
Conversion of Class
A common stock from
Class B common
stock...............            --           --           2,042
Conversion of
preferred stock to
Class A common
stock, net of 1/6
conversion factor...            --           --             --
Conversion of
redeemable preferred
stock to Class A
common stock, net of
1/6 conversion
factor and capital
raising costs.......            --           --     222,652,353
Issuance of Class C
common stock, net of
offering costs......            --           --     193,125,047
Conversion from
Class C common stock
to Class A common
stock...............            --           --         (16,511)
Conversion to Class
A common stock from
Class C common
stock...............            --           --          16,511
Issuance of Class A
common stock in
conjunction with
initial public
offering, net of
offering costs......            --           --     109,544,891
Issuance of Class A
common stock
exclusive of initial
public offering
shares, net of
capital raising
costs...............            --           --      73,895,501
Deemed dividends
related to
beneficial
conversion feature
of Series E & F
preferred stock.....    (25,814,327)         --             --
Deemed dividends
related to discount
on issuance of Class
C common stock......    (14,942,005)         --             --
Accretion of
redeemable preferred
stock dividends.....            --           --      (8,037,067)
Issuance of Class A
common stock through
the Employee Stock
Purchase Plan.......            --           --         438,475
Dilution gain on
issuance of stock by
associated
companies...........            --           --       1,013,695
Exercise of stock
options--Class A
common stock........            --           --      33,413,258
Issuance of notes
receivable to
exercise stock
options.............            --           --     (28,186,213)
Repurchase and
retirement of Class
A common stock and
reduction of related
notes receivable....            --           --     (2,268 ,005)
Unearned stock-based
compensation........            --           --         (25,782)
Stock-based
compensation........            --           --      24,718,741
Recovery of unearned
stock based
compensation........            --           --             --
Capital raising
costs of
subsidiaries........            --           --        (250,023)
Payout of fractional
shares..............            --           --          (2,952)
Indirect ownership
of shares of the
Company's Class A
common stock owned
by equity method
associated
companies...........            --           --      (5,622,233)
                      -------------- ------------- --------------
Balance at September
30, 2000
(unaudited).........  $(262,934,406)  $5,177,988   $626,781,013
                      ============== ============= ==============

          See accompanying notes to consolidated financial statements.

                           divine interVentures, inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                       Nine Months Ended Period from May 7, 1999
                                         September 30,     (inception) through
                                             2000          September 30, 1999
                                       ----------------- -----------------------
Cash flows from operating activities:
 Net loss............................    $(212,770,825)       $ (1,473,863)
Adjustments to reconcile net loss to
 net cash used in operating
 activities:
 Depreciation and amortization.......       16,922,823               7,616
 Stock-based compensation............       24,718,741                 --
 Bad debt expense....................        3,395,104                 --
 Equity in losses of associated
  companies..........................       60,228,925                 --
 Gain on issuance of stock by
  associated companies...............       (4,824,157)                --
 Impairment of investments...........       13,267,232                 --
 Minority interest...................      (12,124,471)                --
 Changes in assets and liabilities,
  excluding effects from
  acquisitions:
  Restricted cash....................       (1,500,000)                --
  Accounts receivable................       (9,751,730)            (17,004)
  Deferred offering costs............        1,667,522                 --
  Prepaid expenses and other assets..       (4,937,772)           (178,670)
  Accounts payable...................       (3,321,000)            923,177
  Accrued expenses and other
   liabilities.......................        8,703,980             133,380
  Deferred revenue...................          533,029                 --
  Deferred rent payable..............              --               80,088
                                         -------------        ------------
   Net cash used in operating
    activities.......................     (119,792,599)           (525,276)
                                         -------------        ------------
Cash flows from investing activities:
 Additions to property and equipment.      (42,890,145)           (247,877)
 Acquisitions of ownership interests
  in associated companies, net of
  cash acquired......................     (170,695,947)                --
 Purchase of available-for-sale
  securities.........................       (4,180,539)                --
 Net repayments on notes receivable..        3,919,099                 --
                                         -------------        ------------
   Net cash used in investing
    activities.......................     (213,847,532)           (247,877)
                                         -------------        ------------
Cash flows from financing activities:
 Proceeds from the issuance of
  preferred stock, net of issuance
  costs..............................      229,864,327         112,967,894
 Proceeds from initial public
  offering, net of issuance costs....      109,544,891                 --
 Proceeds from private placements
  concurrent with initial public
  offering, net of issuance costs....      218,597,000                 --
 Deposit on Series C preferred stock
  subscriptions......................              --            1,140,000
 Issuance of shares under Employee
  Stock Purchase Plan................          438,475                 --
 Proceeds from the issuance of common
  stock, net of issuance costs.......              --               31,700
 Net repayments on notes payable to
  associated companies...............     (101,394,628)                --
 Issuance of long-term debt..........        2,642,590                 --
 Repayment of long-term debt.........         (778,809)                --
 Borrowings under line of credit.....              --              927,114
 Proceeds from the exercise of stock
  options............................        4,261,268                 --
 Repurchase and cancellation of
  exercised stock options............         (777,228)                --
 Capital raising costs of
  subsidiaries.......................         (250,023)                --
 Payment of fractional shares........           (2,952)                --
                                         -------------        ------------
   Net cash provided by financing
    activities.......................      462,144,911         115,066,708
                                         -------------        ------------
Net increase in cash and cash
 equivalents.........................      128,504,780         114,293,555
Cash and cash equivalents at
 beginning of period.................      162,840,846                 --
                                         -------------        ------------
Cash and cash equivalents at end of
 period..............................    $ 291,345,626        $114,293,555
                                         =============        ============
Supplemental disclosures:
 Interest paid.......................    $   1,457,497        $     11,095
 Noncash financing and investing
  activities:
 Issuance of notes payable or stock
  for ownership interests in
  associated companies...............       85,316,429                 --
 Issuance of notes receivable from
  exercise of stock options, net of
  repurchases........................        6,180,354                 --
 Issuance of shares in exchange for
  service credit or stock............       40,317,100                 --

          See accompanying notes to consolidated financial statements.

                          divine interVentures, inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

(1) Summary of Significant Accounting Policies

 (a) Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000 or for any future periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's prospectus dated July 11, 2000 filed with Securities and Exchange Commission pursuant to Rule 424 (b)(4).

 (b) Net Loss Per Share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for all periods presented, potentially dilutive securities have not been included in the shares used to compute net loss per share.

   Had the Company reported net income for the three- and nine-month periods ended September 30, 2000, the weighted average number of shares outstanding would have potentially been diluted by approximately 4,357,379, and 4,824,436 common equivalent shares for the three and nine months ended September 30, 2000, assuming the exercise of stock options.

 (c) Impairment Valuation

   On a continuous basis, but no less frequently than at the end of each quarterly reporting period, the Company evaluates the carrying value for financial statement purposes of its interests in, and advances to, each of its associated companies for impairment. These evaluations of impairment are based on achievement of business plan objectives and milestones of each associated company, the fair value of each ownership interest and advance relative to its carrying value, the financial condition and prospects of the associated company, and other relevant factors. The business plan objectives and milestones that are considered include, among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, and those that are not primarily financial in nature, such as the launching of a web site, the hiring of key employees, the number of people who have registered to be part of the associated company's web community, and the number of visitors to the associated company's web site per month. For financial statement purposes, the fair value of the Company's ownership interests in, and advances to, privately held associated companies is generally determined based on the prices paid by third parties for ownership interests in the associated companies, to the extent third party ownership interests exist, or based on the achievement of business plan objectives and the milestones described above.

 (d) Gain or Loss on Issuance of Stock by Associated Companies

   Pursuant to SEC Staff Accounting Bulletin No. 84, at the time an associated company accounted for under the consolidation or equity method issues its stock at a price different from the associated company's book value per share, the Company's share of the associated company's net equity changes. If at that time, the associated company is not a newly-formed, non-operating entity, nor a research and development start-up or development stage company, nor is there question as to the associated company's ability to continue in existence, the Company records the change in its share of the associated company's net equity as a gain or loss in its Consolidated Statements of Operations. Otherwise, the Company records the change in its share of the associated company's net equity as an increase or decrease in its additional paid-in capital.

 (e) Reclassifications

   Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2) Business Combinations

   On January 5, 2000, the Company paid $5,112,665 to acquire 3.2% of The National Transportation Exchange, Inc. ("NTE"). This acquisition increased the Company's ownership percentage of NTE to 5.3%.

   On January 11, 2000, the Company acquired 51.3% of BeautyJungle.com, Inc. ("BeautyJungle") for $10,000,000. Subsequently on March 13, 2000, the Company acquired an additional interest in BeautyJungle for $8,000,000, which increased the Company's ownership percentage of BeautyJungle to 61.2%. BeautyJungle offers an electronic marketplace for buyers and sellers of beauty products.

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

   On February 1, 2000, the Company paid $11,500,000 and issued 500,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for 42.7% of closerlook, inc., which provides digital strategy, web site design, e-commerce solutions and hands-on interactive learning initiatives to small and mid-sized companies. As part of the purchase agreement, the Company placed an additional $1,500,000 and 1,500,000 shares of its series F preferred stock into escrow, which may or may not be released to the sellers depending on whether or not closerlook meets certain predetermined revenue goals for 2000. These predetermined revenue goals may also require the Company to fund an additional $3,000,000 to closerlook for no additional equity interest in closerlook. The 1,500,000 shares of series F preferred stock, which have since been converted to 250,000 shares of the Company's class A common stock, held in escrow at September 30, 2000, have been reflected as issued but not outstanding within the accompanying unaudited consolidated balance sheet as of September 30, 2000.

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

   On February 10, 2000, the Company paid $2,500,000 and issued a promissory note for $2,500,000 for 55.6% of Oilspot.com, Inc., which provides an electronic marketplace for purchasers and suppliers of petroleum products and services. The promissory note carried interest at 8.5%; $1,000,000 was paid in June 2000 and $1,500,000 was forgiven in October 2000 (see Note 10).

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

   On February 11, 2000, the Company paid $15,000,000 and issued 10,000,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for communication and collaboration software. This software was the basis for Parlano, Inc. ("Parlano"), of which the Company obtained a 75.1% ownership interest. Parlano markets and licenses software that allows information to be captured, filtered and stored in corporate databases and used in knowledge management applications. In connection with the issuance of the Company's series F preferred stock on February 11, 2000, the Company recorded a non-cash dividend of $7,530,000. This non-cash dividend relates to the deemed beneficial conversion features associated with this preferred stock. The series F preferred stock has since been converted to 1,666,666 shares of the Company's class A common stock.

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

   On February 11, 2000, Xqsite, Inc., of which the Company owned 80.6% on the acquisition date, acquired 66.7% of Web Design Group, Inc. ("Web Design Group") for $7,000,000. Web Design Group provides web development and electronic business services to companies seeking to develop and implement effective web solutions for their operations.

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

   On February 14, 2000, the Company paid $10,000,000 and issued 1,000,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for 33.4% of Perceptual Robotics, Inc., which offers a software system that allows Internet users to control a robotic camera and immediately capture still images from remote locations. The series F preferred stock has since been converted to 166,666 shares of the Company's class A common stock.

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

   On March 24, 2000, Host divine, inc., of which the Company owned 80.6% on the acquisition date, acquired 76.2% of NetUnlimited, Inc. ("NetUnlimited") for $5,000,000. NetUnlimited markets various Internet technology infrastructure services.

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

   On April 28, 2000, the Company paid $16,100,000 and issued a promissory note for $16,100,000 for 41.0% of Farms.com, Ltd. ("Farms.com"). The promissory note carried interest at 8.0% and was paid in July 2000. Farms.com provides an electronic marketplace for the livestock and grain industries.

   In addition, during the three months ended June 30, 2000, the Company paid $7,492,000 in cash and issued a note for $1,250,000 to acquire additional interests in OpinionWare, Whiplash and Xippix. On April 30, 2000, the Company changed its method of accounting for its investment in OpinionWare from the equity method to the consolidation method due to the Company's additional investment.

   On July 26, 2000, the Company paid $17,500,000 for 37.4% of Latin American Econetworks N.V., which provides capital and strategic services to Internet and related companies throughout Latin America.

   In addition, during the three months ended September 30, 2000, the Company paid $8,050,000 in cash and issued 1,152,826 shares of its class A common stock valued at $8,095,000 to obtain additional interests in LAUNCHworks and i-Fulfillment. On August 1, 2000, the Company changed its method of accounting for its investment in i-Fulfillment from the equity method to the consolidation method due to the Company's additional investment.

(3) Ownership Interests in Associated Companies

   The following summarizes the Company's ownership interests in associated companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2000 and December 31, 1999. Cost basis represents the Company's original acquisition cost.

                                  September 30, 2000        December 31, 1999
                               ------------------------- -----------------------
                                 Carrying       Cost      Carrying      Cost
                                  value        basis        value       basis
                               ------------ ------------ ----------- -----------
   Equity method.............. $193,926,509 $256,243,125 $30,003,284 $31,417,000
   Cost method................    8,618,705    9,868,705  14,452,125  14,452,125
                               ------------ ------------ ----------- -----------
                               $202,545,214 $266,111,830 $44,455,409 $45,869,125
                               ============ ============ =========== ===========

   The Company recorded $126,856,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the nine months ended September 30, 2000 accounted for under the equity method of accounting. Amortization expense of $28,324,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the nine months ended September 30, 2000. During 1999, the Company recorded an excess investment over the equity in the net assets of acquired companies of approximately $21,719,000. This excess is being amortized over a three-year period.

   The following summarized financial information for associated companies accounted for under the equity method of accounting at September 30, 2000 and December 31, 1999 has been compiled from the financial statements of the respective associated companies:

                                Balance Sheets

                                                       September
                                                          30,      December 31,
                                                          2000         1999
                                                      ------------ ------------
      Current assets................................. $218,254,093 $30,758,857
      Noncurrent assets..............................   45,013,245   1,327,778
                                                      ------------ -----------
          Total assets............................... $263,267,338 $32,086,635
                                                      ============ ===========
      Current liabilities............................ $ 31,067,540 $ 1,713,148
      Non-current liabilities........................    2,622,170     375,000
      Redeemable preferred stock.....................  224,053,119  32,613,762
      Stockholders' equity (deficit).................    5,524,509  (2,615,275)
                                                      ------------ -----------
          Total liabilities, redeemable preferred
           stock and stockholders' equity (deficit).. $263,267,338 $32,086,635
                                                      ============ ===========

                             Results of Operations

                                                     Three Months  Nine Months
                                                        Ended         Ended
                                                      September     September
                                                       30, 2000      30, 2000
                                                     ------------  ------------
      Revenues...................................... $ 15,520,030  $ 33,157,686
      Gross profit..................................    8,321,096    19,567,996
      Net loss...................................... $(38,643,338) $(84,083,367)

   In April 2000, the Company acquired an additional interest in OpinionWare which resulted in the Company owning over 50% of OpinionWare. OpinionWare is included in the Company's consolidated financial statements since April 30, 2000. In August 2000, the Company acquired an additional interest in i-Fulfillment which resulted in the Company owning over 50% of i-Fulfillment. i-Fulfillment is included in the Company's consolidated financial statements since August 1, 2000. In addition to the above two companies, nine of the companies in which the Company acquired an interest during the nine months ended September 30, 2000 and three of the companies in which the Company acquired an interest during the period ended December 31, 1999 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximate fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over two to three years. These companies are included in the Company's consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company's ownership interest to exceed 50%. The purchase prices for the nine months ended September 30, 2000 and period ended December 31, 1999 for these acquisitions were allocated as follows:

                                                         Total For   Total For
                                                            the         the
                                                        Nine Months   Period
                                                           Ended       Ended
                                                         September   December
                                                         30, 2000    31, 1999
                                                        ----------- -----------
      Identifiable net assets.......................... $34,594,662 $ 2,213,274
      Developed technology.............................  16,243,845   3,893,971
      Customer lists...................................   4,391,301   1,502,685
      Workforce in place...............................   2,048,690     573,273
      Goodwill.........................................  27,054,632  12,222,072
                                                        ----------- -----------
      Purchase price................................... $84,333,130 $20,405,275
                                                        =========== ===========

   The following unaudited pro forma financial information for the nine months ended September 30, 2000 reflects the acquisitions made during the period from January 1, 2000 through February 14, 2000 as if they occurred on January 1, 2000.

   During the period from February 15, 2000 through September 30, 2000, the Company acquired a controlling interest in NetUnlimited, Inc. and Panthera Productions, LLC and significant minority ownership in seven equity method associated companies. The accompanying unaudited pro forma financial information for the nine months ended September 30, 2000 do not include the operating results of these associated companies because the acquisitions did not meet the criteria for the acquisition of a significant subsidiary as defined by the SEC's published rules and regulations and, as a result, the effect of the acquisitions are not required to be presented within the Company's pro forma financial statements. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the acquisitions been consummated January 1, 2000 and do not project the Company's results of operations for any future period:

      Revenue....................................................   $31,451,000
      Net loss applicable to common stockholders................. (273,814,000)
      Basic and diluted net loss per share applicable to common
       stockholders..............................................        (2.72)

(4) Gain on Issuance of Stock by Associated Companies

   During the three months ended September 30, 2000, LAUNCHworks, inc. obtained third-party financing resulting in the issuance of 1,413,334 shares of stock at an average price of $4.67 per share, raising approximately $6.6 million in net proceeds for LAUNCHworks. The Company also invested additional funds into LAUNCHworks in August. As a result of all of these capital raising transactions, the Company's ownership interest in LAUNCHworks increased from 36.8% to 40.8%. The Company recorded a net gain of approximately $1.9 million in the third quarter as a result of the additional external financing for LAUNCHworks. For the nine months ended September 30, 2000, the Company has recorded a net gain of $4.3 million, resulting from LAUNCHworks raising approximately $13.9 million from the sale of 2,966,019 shares of stock to outside investors.

   In July 2000, closerlook obtained third-party financing resulting in the issuance of 113,844 shares of stock at a price of $5.00 per share, raising approximately $569,000 in net proceeds for closerlook. As a result of this financing, the Company's ownership interest in closerlook decreased from 41.3% to 40.9%. The Company recorded a net gain of approximately $207,000 in the third quarter as a result of the additional financing. For the nine months ended September 30, 2000, the Company has recorded a net gain of $847,000 resulting from closerlook raising approximately $2.3 million from the sale of 451,124 shares of stock to outside investors.

   The gains represent the increase in the book value of the Company's net equity in the subsidiary as a result of the subsidiary's stock issuances.

(5) Reverse Stock Split

   On June 1, 2000, the Company's Board of Directors and stockholders authorized a 1-for-6 reverse stock split for its common shares. The par value of the common stock was maintained at the pre-split amount of $.001 per share. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares. All fractional common shares resulting from the Company's reverse stock split were redeemed by the Company at a price per share of $9.00, being the Company's initial public offering price for its class A common stock.

(6) Initial Public Offering and Private Equity Placements

   The Company completed its initial public offering ("IPO") on July 18, 2000, selling approximately 14.3 million shares of its class A common stock at $9.00 per share, raising $109.5 million in net cash proceeds to the Company, net of underwriters fees of $9.0 million and other offering expenses of $10.1 million.

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

(7) Repurchase of Shares in Associated Companies Established by the Company

   During January 2000, the Company's employees acquired an average of 22.0% ownership interest in 13 companies that the Company established in October and November 1999. Effective September 22, 2000, the Company repurchased these minority interests. These repurchases were made at the initial investment cost plus 8% for the Company's executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, unearned stock-based compensation previously recorded by the Company was reduced by $18,329,000.

(8) Repurchase of Restricted Stock

   Effective August 31, 2000, the Company reduced the exercise price of options granted, and restricted stock purchased, under the Company's stock incentive plan prior to its IPO to $9.00, being the IPO price of the Company's class A common stock, if the exercise price of such options or restricted shares was greater than the IPO price, and if the holder agreed to the change. Also as of August 31, 2000, approximately 2,633,166 shares of restricted class A common stock issued upon exercise of options granted under the Company's 1999 Stock Incentive Plan were repurchased by the Company at the respective exercise price, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price, as adjusted, was refunded to these holders. As a result of the downward repricing of restricted shares and options, the Company recorded a one-time stock-based compensation charge of $3,209,000.

(9) Impairment of Investment in Associated Companies

   For the nine months ended September 30, 2000, the Company recorded impairment charges of approximately $7,139,000 for other than temporary declines in the carrying value of certain consolidated associated companies. The Company also recorded impairment charges of approximately $6,128,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the writedown of the Company's net investment in BidBuyBuild to $200,000, which was the value at which it was sold subsequent to September 30, 2000. These charges also included the write-off of the Company's net investment in Entrepower, which ceased operations in October 2000.

(10) Subsequent Events

   In October 2000, Oilspot repurchased an amount of its shares from the Company that reduced the Company's ownership in Oilspot from 55.6% to 28.5%. As part of this transaction, the $1,500,000 note payable by the Company to Oilspot, and all interest due thereon, was cancelled. Immediately following Oilspot's repurchase, the Company exchanged its remaining ownership interest in Oilspot for a 3% ownership interest in FuelQuest, Inc. in connection with the acquisition of Oilspot by FuelQuest. Beginning in October 2000, the Company will account for its investment in FuelQuest on the cost basis.

   Effective October 1, 2000, sho research, Inc. and eXperience divine, inc. were merged into Xqsite, Inc., with Xqsite, Inc. surviving as the combined entity. Additionally, Host divine, inc. was merged into dotspot, inc., with dotspot, inc. surviving as the combined entity. Both Xqsite, Inc. and dotspot, inc. are currently wholly-owned subsidiaries of the Company. Also, the operations of Justice divine, inc. and Talent divine, inc. were collapsed into the Company's corporate operations.

   In October 2000, the Company sold its equity stake in BidBuyBuild for $200,000 in cash and a warrant to purchase 5% of BidBuyBuild with an exercise price of approximately $100,000. Also in October 2000, Entrepower ceased all business activities. An orderly wind-up of the company's business will be conducted during the fourth quarter of 2000. In November 2000, the principals of Martin Partners exercised their rights to repurchase the Company's interest in Martin Partners at the Company's cost plus interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   We are an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies, consisting of 53 business-to-business e-commence companies at September 30, 2000. We foster collaboration among these companies, 24 of which are located together in our facilities, to provide cross-selling and marketing opportunities and support business growth and the sharing of information and business expertise. We finance and assist in the development, management, and operations of our associated companies. Through associated companies that we established and control, we also offer infrastructure services to help them build their businesses.

   We were formed in May 1999 and on June 30, 1999 began start-up and organizational activities, including building our management team, raising our initial capital, hiring technical and operational personnel, and marketing our business. Since September 30, 1999, we have established or acquired interests in 53 associated companies and also further developed our operational procedures and capabilities. We acquire interests in infrastructure software and service providers and market makers, primarily by purchasing capital stock of these companies. We intend to concentrate our acquisitions in sectors of the internet economy that we identify as having greater prospects for growth and profitability and which can be combined with various of our existing associated companies. We also have established new associated companies when we identified opportunities consistent with our business strategy and we recruited entrepreneurial talent to manage those companies.

   Through associated companies that we control, we provide a wide range of infrastructure and support services, such as marketing and public relations, web site design, and strategic planning. We currently operate principally in the Chicago area. We recently established operations outside of the United States by acquiring an interest in associated companies located in Canada, Israel, and Argentina.

   We generate revenues principally through our majority-owned associated companies, the operating results of which are consolidated with our operating results. Our associated companies generate, or expect to generate, revenues from the sale of products and services, advertising, and transaction fees. We also generate revenues from fees paid to us by venture capital funds that we manage, as well as consulting fees.

   We expect to expend a portion of our available cash in future periods to fund associated companies that we have previously acquired interests in or established. We also expect to expend a portion of our available cash and to issue shares of our class A common stock to acquire interests in new associated companies that operate in the e-commerce sectors we have targeted for growth and consolidation.

   Because we have acquired significant interests in business-to-business e-commerce companies, many of which generate net losses, we expect to experience significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report increasing net losses for the foreseeable future. Although our associated companies may report net losses in the future, we may record net income in certain periods due to one-time transactions incidental to our ownership interests in, and advances to, associated companies. These one-time transactions may include dispositions of, or changes to, our associated company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges.

   Most of our associated companies are in the early stages of development. Our associated companies are increasing their spending as they continue to market themselves, develop their various products and services and implement infrastructure such as web site development and hiring key employees. The net losses incurred by these associated companies are generally increasing along with the level of these expenditures. We anticipate that this trend will continue as our associated companies continue to develop and if we acquire interests in additional companies that are in the early stages of development.

   Our associated companies provide ongoing services, including technological support, facilities usage, and professional services, to other of our associated companies at mutually agreed upon prices, which we believe to be substantially equivalent to prices that could be obtained through arm's-length negotiations. To the extent that these transactions occur between consolidated associated companies, they are not reflected in our consolidated operating results. To the extent that these transactions occur between a consolidated associated company and an associated company in which we own at least 20%, but not more than 50%, of the outstanding voting power, our consolidated statement of operations reflects the entire revenue or expense of the consolidated company. The income or expense of the associated company in which we own at least 20%, but not more than 50%, of the outstanding voting power is included in the results of operations of that associated company, and we recognize a portion that is equal to our ownership interest in that associated company.

   On July 18, 2000, we completed an initial public offering ("IPO") of 14,285,000 shares of our class A common stock at an offering price of $9.00 per share with proceeds to us of approximately $109,545,000, net of underwriters' fees of $9,000,000 and other offering expenses of $10,020,000. Our class A common stock is quoted on the Nasdaq National Market. We also raised an additional $258,914,000 of proceeds, including $218,597,000 of net cash proceeds, from private offerings concurrent with our IPO. We sold 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting class C convertible common stock in those private placements. Our class C common stock converts on a share-for-share basis into our class A common stock.

Effect of Various Accounting Methods on the Consolidated Financial Statements

   The various interests that we acquire in our associated companies are accounted for under three methods: consolidation, equity method, or cost method. We determine the method of accounting for our associated company interests on a case by case basis based upon our ownership percentage in each associated company, as well as our degree of influence over each associated company.

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

   Our associated companies accounted for under the consolidation method of accounting at September 30, 2000 included the companies in the table below. The asterisk ("*") denotes associated companies that we established. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of options or warrants. We have contributed an aggregate of $62,849,000 for start-up financing through September 30, 2000 to the 13 associated companies that we have established to date, and we intend to make additional contributions to these companies in the future. Two of these associated companies have used $12,750,000 of this amount to acquire interests in three associated companies, and there is an outstanding promissory note in the amount of $250,000 relating to one of those acquisitions. Our future contributions to each of the associated companies that we established may be significantly increased or decreased and accelerated or decelerated based upon various factors, including the company's development of its business plans and objectives and its progress toward achievement of its performance goals, as well as additional funding available to it from third-party sources. The amounts we contributed to these associated companies are currently reflected as receivables from these companies. However, we currently contemplate that these contributions will be converted to equity of these companies, on terms we will determine in the future, at such time as these companies obtain third party investors. The terms and amount of any funding to these associated companies are potentially subject to significant changes.

                                                            Associated    Our
                                                             Company    Equity
Associated Company                                            Since    Ownership
------------------                                          ---------- ---------
BeautyJungle.com, Inc......................................   1/11/00     61.0%
bid4real.com, inc..........................................   1/24/00     54.3%
Brandango, inc.*...........................................  10/26/99    100.0%
Buzz divine, inc.*.........................................  10/26/99    100.0%
dotspot, Inc.* (1).........................................  10/26/99    100.0%
eXperience divine, inc.* (2)...............................  10/26/99    100.0%

                                                          Associated    Our
                                                           Company    Equity
Associated Company                                          Since    Ownership
------------------                                        ---------- ---------
FiNetrics, Inc.*.........................................   11/3/99    100.0%(3)
Host divine, inc.* (1)...................................  10/26/99    100.0%
i-Fulfillment, Inc.......................................   1/28/00     54.1%
i-Street, Inc............................................  11/23/99     63.8%(4)
Justice divine, inc.* (5)................................  10/26/99    100.0%
LightsEdge, Inc. (formerly Knowledge divine, inc.)*......  10/26/99    100.0%
LiveOnTheNet.com, Inc....................................   12/8/99     76.9%(6)
mindwrap, inc............................................  11/19/99     97.1%
NetUnlimited, Inc. (7)...................................   3/24/00     76.8%
OfficePlanIt.com, Inc.*..................................  10/26/99    100.0%
Oilspot.com, Inc. (8)....................................   2/10/00     55.6%
OpinionWare.com, Inc.....................................   12/8/99     54.4%
Panthera Productions, LLC................................   3/30/00     62.9%
Parlano, Inc.............................................   2/11/00     69.4%
salespring, inc.!!*......................................  10/26/99    100.0%
sho research, Inc.* (2)..................................  10/26/99    100.0%
Talent divine, inc.* (5).................................  10/26/99    100.0%
ViaChange.com, Inc.......................................   1/31/00     70.0%
Web Design Group, Inc. (9)...............................   2/11/00     66.7%
Westbound Consulting, Inc (9)............................   2/11/00     65.0%
Xqsite, Inc.* (2)........................................  10/26/99    100.0%

--------
(1) Effective October 1, 2000, Host divine, inc. was merged with and into dotspot, Inc.
(2) Effective October 1, 2000, eXperience divine, inc. and sho research, Inc. were merged with and into Xqsite, Inc.
(3) FiNetrics has entered into a non-binding letter of intent to combine with BrightLane.com, an online business center that provides administrative business services. The terms of this combination have not been resolved, but we expect that any combination would reduce our equity ownership and voting power in FiNetrics.
(4) Excludes our $1,500,000 investment in shares of i-Street's non-voting, non-convertible preferred stock, which is redeemable at i-Street's option any time before March 2003.
(5) Effective October 1, 2000, the operations of Justice divine, inc. and Talent divine, inc. were collasped into our operations, and they ceased operating as independent businesses.
(6) Excludes our $4,977,000 investment in shares of LiveOnTheNet's non-voting, non-convertible preferred stock, which is redeemable on LiveOnTheNet's option any time before February 2001 (with respect to 4,523 shares) and April 2001 (with respect to 477 shares). Also excludes $3,000,000 in short-term financing that we have advanced through September 30, 2000.
(7) Our interest in NetUnlimited was acquired by, and is owned through, Host divine (now dotspot).
(8) In October 2000, we exchanged our ownership interest in Oilspot.com for 3% of FuelQuest, Inc., which is accounted for on the cost basis.
(9) Our interests in Web Design Group and Westbound Consulting were acquired by, and are owned through, Xqsite.

 Equity Method.

   Associated companies in which we own 50% or less of the outstanding voting power, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage, and voting rights associated with our holdings in the associated company. With respect to our current associated companies, if we own at least 20%, but not more than 50%, of the outstanding voting power of an associated company, we account for our interests under the equity method. Under the equity method of accounting, an associated company's results of operations are not reflected within our consolidated operating results. However, our share of the earnings or losses of that associated company is identified as "equity in losses of associated companies" in our consolidated statement of operations.

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

   Our associated companies accounted for under the equity method of accounting at September 30, 2000 included the following companies. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of options or warrants.

                                                          Associated    Our
                                                           Company    Equity
  Associated Company                                        Since    Ownership
  ------------------                                      ---------- ---------
Aluminium.com, Inc.......................................   3/10/00    34.6%
BidBuyBuild, Inc. (1)....................................   2/11/00    35.5%
CapacityWeb.com, Inc.....................................   2/11/00    44.6%
closerlook, inc. (2).....................................    2/1/00    40.9%
eFiltration.com, Inc.....................................   2/11/00    45.3%
Emicom Group, Inc........................................    4/3/00    33.0%(3)
Entrepower, Inc. (4).....................................  11/23/99    43.0%
eReliable Commerce, Inc..................................   3/15/00    45.7%
Farms.com, Ltd...........................................   4/28/00    40.7%(5)
iGive.com, inc...........................................   2/11/00    32.1%
iSalvage.com, Inc........................................    2/3/00    36.4%
Latin American Econetworks N.V...........................   7/26/00    37.4%
LAUNCHworks inc..........................................   2/25/00    40.8%(6)
Martin Partners, L.L.C. (7)..............................    2/8/00    25.0%
Mercantec, Inc...........................................   2/11/00    40.4%(8)
Outtask.com Inc..........................................  12/10/99    28.9%
Perceptual Robotics, Inc.................................   2/14/00    33.4%
PocketCard Inc...........................................  11/23/99    36.2%
TV House, Inc............................................    3/8/00    42.0%
Whiplash, Inc............................................   11/8/99    31.8%(9)
Xippix, Inc..............................................    2/4/00    31.5%

--------
(1) Our interest in BidBuyBuild was subsequently sold for $200,000 and a warrant to purchase 5% of BidBuyBuild.
(2) 250,000 of the shares of our class A common stock issued upon conversion of preferred stock issued to closerlook and $1,500,000 in cash are being held in escrow and will be released to closerlook only upon achievement of revenue thresholds. Further, if closerlook achieves an additional revenue threshold, we will be obligated to pay an additional $3,000,000 in cash for our interest in closerlook.
(3) Beginning March 24, 2002, Emicom will have a right to cause us to purchase all of its outstanding common stock, which right will terminate under certain circumstances, including Emicom's completion of an initial public offering.
(4) In October 2000, Entrepower ceased all business activities.
(5) We also hold warrants to purchase shares of common stock of Farms.com. Giving effect to the exercise of these warrants, we would hold 45.7% of both the equity and the voting power of Farms.com.
(6) We also hold warrants to purchase shares of common stock of LAUNCHworks. Giving effect to the exercise of these warrants, we would hold 49.7% of both the equity and voting power of LAUNCHworks. In connection with the our subsequent investment in LAUNCHworks, we issued to LAUNCHworks 1,152,926 shares of our class A common stock. The issuance of our shares to LAUNCHworks is subject to adjustment according to the terms and conditions of a collar agreement, whereby a fluctuation in the fair market value of our shares may result in any one of the following: the forfeiture by LAUNCHworks of a portion of our shares; the issuance by LAUNCHworks of additional shares of its stock to us; or an additional payment of cash or issuance of our shares by us to LAUNCHworks. The market value of our shares is to be measured on the earlier of the date on which LAUNCHworks is able to enter into a market-based collar on these shares or August 30, 2001. The fair value of our shares issued in this transaction, as adjusted by any additional cash or shares that may be issued under the collar agreement, will equal CDN $12 million as of the measurement date.
(7) In November 2000, the principals of Martin Partners, L.L.C. exercised their right to repurchase our interests in Martin Partners at our cost plus interest.
(8) We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 42.7% of both the equity and voting power of Mercantec.
(9) We also hold warrants to purchase shares of common stock of Whiplash. Giving effect to the exercise of these warrants, we would hold 33.0% of both the equity and voting power of Whiplash.

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

   Our associated companies accounted for under the cost method of accounting, or under SFAS No. 115 (as marked with an ("*"), at September 30, 2000, included the following companies. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of options or warrants.

                                                         Associated   Our Equity
Associated Company                                      Company Since Ownership
------------------                                      ------------- ----------
Commerx, Inc...........................................   11/19/99       1.0%
comScore, Inc..........................................   10/29/99       0.7%
The National Transportation Exchange, Inc..............   10/29/99       5.3%
Neoforma.com, Inc. *...................................   10/14/99       1.5%
Sequoia Software Corporation *.........................   11/23/99       8.0%

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

Deconsolidation

   In October 2000, Oilspot.com, Inc. repurchased an amount of its shares from us that reduced our ownership in Oilspot.com from 55.6% to 28.5%. As part of this transaction, the $1,500,000 note payable by us to

Oilspot.com, and the related interest due, was cancelled. Immediately following Oilspot.com's repurchase, we exchanged our remaining ownership interest in Oilspot.com for an ownership interest of 3.0% in FuelQuest, Inc. in connection with the acquisition of Oilspot.com by FuelQuest. Beginning in October 2000, we will account for our investment in FuelQuest on the cost basis.

Results of Operations

   We commenced operations on July 1, 1999. As such, the discussion below regarding our results of operations includes comparisons between the three- and nine-month periods ended September 30, 2000 and the comparable periods from 1999. However, as of September 30, 1999, our operations were in the very early stage and we did not own any equity interests in associated companies, which currently account for the majority of our operations. The early stage of our operations and relatively low level of activity through September 30, 1999 affects the comparability of our operations for the three- and nine-month periods ended September 30, 2000 and the comparable periods from 1999.

 Three Months Ended September 30, 2000 vs. Three Months Ended September 30,
 1999

 General

   During the three months ended September 30, 2000, we acquired a significant minority ownership interest in Latin American Econetworks N.V. for total consideration of $17,500,000. We account for this associated company under the equity method of accounting. In August 2000, we made an additional investment in i-Fulfillment, Inc., an associated company since January 2000, that caused i-Fulfillment to become a consolidated associated company, instead of an equity method associated company, which it was prior to this additional investment.

 Revenues

   We generated revenues totaling $13,693,000 for the three months ended September 30, 2000, which is an increase of $13,676,000 over revenues of $17,000 for the three months ended September 30, 1999. The total revenues for the three months ended September 30, 2000 included approximately $2,008,000 from the sale of products, including $665,000 related to on-line sales of retail goods, $1,243,000 related to software sales contracts, and $100,000 related to sales of computer hardware and software. The total revenues also included approximately $11,685,000 from the sale of services, including $2,291,000 from marketing and public relations services, $2,448,000 from web design services, $1,007,000 from web-based advertising, $1,252,000 from hosting services, and $732,000 from inventory management services. Revenues for 1999 were generated from consulting services.

 Cost of Revenues

   For the three months ended September 30, 2000, our cost of revenues were approximately $12,345,000, exclusive of $365,000 of amortization of stock-based compensation. We had no cost of revenues for the three months ended September 30, 1999. Cost of revenues for the three months ended September 30, 2000 included approximately $10,892,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues also included approximately $1,453,000 of direct costs of providing products.

   The types of revenues to which the cost of revenues for the three months ended September 30, 2000 were attributed included public relations revenues ($2,976,000 cost of revenues), inventory management services ($1,568,000 cost of revenues), facilities management services ($690,000 cost of revenues), commissions revenue ($1,292,000 cost of revenues), hosting services and related product sales ($1,769,000 cost of revenues) and web consulting ($3,720,000 cost of revenues).

 Selling, General, and Administrative Expenses

   For the three months ended September 30, 2000, we incurred selling, general, and administrative expenses of approximately $56,172,000, exclusive of $7,353,000 of amortization of stock-based compensation. This represents an increase of $54,682,000 over the $1,490,000 of selling, general, and administrative expenses for the three months ended September 30, 1999. These expenses for the three months ended September 30, 2000 consisted primarily of approximately $25,325,000 of employee benefits and related compensation, approximately $1,189,000 of marketing costs, approximately $2,788,000 of travel costs, approximately $5,123,000 of facility costs, consisting primarily of rent expense, and approximately $3,911,000 of fees for professional services, including legal, consulting, and accounting. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $6,157,000. Selling, general, and administrative expenses for 1999 included approximately $467,000 of employee benefits and related compensation, approximately $453,000 of travel costs, and approximately $256,000 as of facility costs.

 Research and Development Expenses

   For the three months ended September 30, 2000, we incurred research and development expenses of approximately $4,000,000, exclusive of $137,000 of amortization of stock-based compensation. These expenses consisted primarily of approximately $1,734,000 of professional fees, approximately $1,686,000 of employee benefits and related compensation, and approximately $232,000 of marketing expenses. We incurred no research and development expenses in 1999.

 Impairment of Investment in Consolidated Associated Companies

   For the three months ended September 30, 2000, we recorded impairment charges of approximately $7,139,000 for other than temporary declines in the carrying value of certain consolidated associated companies. No such charges were incurred for the three months ended September 30, 1999.

 Stock-Based Compensation

   For the three months ended September 30, 2000, we incurred a non-cash expense of approximately $7,622,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended September 30, 2000, we recovered $4,859,000 of previously recognized compensation expense related to terminated employees.

   Effective August 31, 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our stock incentive plan prior to our IPO to $9.00, being the IPO price of our class A common stock, if the exercise price of such options or restricted shares was greater than the IPO price, and if the holder agreed to the change. Also as of August 31, 2000, 2,633,166 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, were repurchased by us at the respective exercise price, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price, as adjusted, was refunded to these holders. As a result of the downward repricing of restricted shares and options, we recorded a one-time stock-based compensation charge of $3,209,000.

   Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense in the future for any amount by which the fair value of our class A common stock exceeds $9.00 per share. After giving effect to these changes, as of September 30, 2000, 9,157,828 shares of our class A common stock had been issued under our stock incentive plan, upon exercise of outstanding options or otherwise, at prices ranging from $4.50 to $13.50 per share, and we had outstanding options to purchase 2,831,930 shares of class A common stock under our stock incentive plan, with exercise prices ranging from $4.50 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at September 30, 2000 was approximately $56,113,000.

   For the three months ended September 30, 2000, we incurred an additional non-cash expense of approximately $1,858,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, our unearned stock-based compensation was reduced by $18,329,000.

   We had no activity related to stock-based compensation during the three months ended September 30, 1999.

 Interest Income and Expenses

   Interest income for the three months ended September 30, 2000 was approximately $4,851,000 and was earned from the investment of our available cash balances. This is an increase of $4,834,000 over the $17,000 of interest income earned during the three months ended September 30, 1999. Interest expense for the three months ended September 30, 2000 was approximately $653,000 and was incurred primarily from notes payable to associated companies. This is an increase of $635,000 over the $18,000 of interest expense incurred during the three months ended September 30, 1999, which was related primarily to borrowings under our line of credit.

 Income Taxes

   We recorded no income tax benefit or loss for the three months ended September 30, 2000 or the three months ended September 30, 1999. Because we have no history of taxable income through September 30, 2000, the tax benefit associated with our net losses has been fully reserved. At September 30, 2000, we had approximately $78,898,000 of net operating loss carryforwards, which are available to reduce future federal income taxes, if any. Net operating loss carryforwards of $5,983,000 will expire in 2019 and net operating loss carryforwards of $73,004,000 will expire in 2020. At September 30, 2000, companies consolidated for financial statement purposes but not includible in our federal consolidated tax return had approximately $44,943,000 of separate company net operating losses, which expire in 2020. These losses are not included above, and cannot be utilized to offset our taxable income. We have no such losses for the three months ended September 30, 1999 because we did not own any interests in associated companies at that time.

 Minority Interest

   Minority interest of approximately $6,192,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the three months ended September 30, 2000. Because we did not own any interests in associated companies during the three months ended September 30, 1999, we recorded no minority interest during that period.

 Gain on Issuance of Stock by Associated Companies

   Gain on issuance of stock by associated companies of approximately $2,061,000 for the three months ended September 30, 2000 relates to the increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments. The gain was attributed to issuances of stock by: LAUNCHworks, which accounted for approximately $1,916,000; closerlook, which accounted for approximately $207,000; and Farms.com, which accounted for a dilution loss of approximately $82,000. We expect to record future gains and/or losses as more of our associated companies obtain third-party financing. Because we did not own any interests in associated companies during the three months ended September 30, 1999, we had no such gains or losses during that period.

 Equity in Losses of Associated Companies

   Equity in losses of associated companies resulted from our minority ownership interests in 21 companies that we account for under the equity method through September 30, 2000 and i-Fulfillment, which was accounted for under the equity method through July 2000. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $14,280,000 in net losses for the three months ended September 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $11,287,000 for the three months ended September 30, 2000. Because we did not own any interests in associated companies during the three months ended September 30, 1999, we had no equity in the losses of associated companies during that period. No such charges were incurred for the three months ended September 30, 1999.

 Impairment of Investment in Equity and Cost Method Associated Companies

   For the three months ended September 30, 2000, we recorded impairment charges of approximately $6,128,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the writedown of our net investment in BidBuyBuild to $200,000, which was the value at which it was sold subsequent to September 30, 2000. In conjunction with the sale of BidBuyBuild, we also received a warrant to acquire 5% of the shares of BidBuyBuild with an exercise price of approximately $100,000. These charges also included the write-off of our net investment in Entrepower, which ceased operations in October 2000.

 Nine Months Ended September 30, 2000 vs. the Period from May 7, 1999 (inception) to September 30, 1999 (period ended September 30, 1999)

 General

   During the nine months ended September 30, 2000, we acquired controlling majority voting interests in BeautyJungle.com, bid4real.com, NetUnlimited, Oilspot.com, Panthera Productions, Parlano, Inc., Skyscraper Management, L.L.C., Skyscraper Ventures, L.P., ViaChange.com, Web Design Group, and Westbound Consulting for total consideration of $68,167,000, including $5,000,000 in the form of promissory notes, all of which were paid by September 30, 2000. In addition, we issued a total of 10,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, in connection with our acquisition of Parlano. These shares of our series F preferred stock were converted into 1,666,666 shares of class A common stock upon completion of our IPO on July 18, 2000. We also acquired significant minority ownership interests in 18 additional associated companies, which we accounted for under the equity method of accounting, for total consideration of $216,388,000, including $75,971,000 in the form of promissory notes, all of which were paid by September 30, 2000. In addition, we issued a total of 3,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, which converted into 499,999 shares of class A common stock upon completion of our IPO, in connection with our acquisitions of our interests in closerlook and Perceptual Robotics. In April 2000, we made an additional investment in OpinionWare.com, Inc., an associated company since December 1999, that caused OpinionWare to become a consolidated associated company, whereas it was an equity method associated company prior to this additional investment. In August 2000, we made an additional investment in i-Fulfillment, Inc., an associated company since January 2000, that caused i-Fulfillment to become a consolidated associated company, instead of an equity method associated company, which it was prior to this additional investment.

 Revenues

   We generated revenues totaling $31,000,000 for the nine months ended September 30, 2000, which is an increase of $30,983,000 over revenues of $17,000 for the period ended September 30, 1999. The total revenues for the nine months ended September 30, 2000 included approximately $4,338,000 from the sale of products, including $1,938,000 related to on-line sales of retail goods, $1,922,000 related to software sales contracts, and $374,000 related to sales of computer hardware and software. The total revenues also included approximately $26,662,000 from the sale of services, including $5,840,000 from marketing and public relations services, $6,227,000 from web design services, $3,619,000 from web-based advertising, and $2,177,000 from hosting services. Revenues for the period ended September 30, 1999 were generated from consulting services.

 Cost of Revenues

   For the nine months ended September 30, 2000, our cost of revenues were approximately $27,072,000, exclusive of $1,010,000 of amortization of stock-based compensation. We had no cost of revenues for the period ended September 30, 1999. Cost of revenues for the nine months ended September 30, 2000 included approximately $24,157,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues also included approximately $2,915,000 of direct costs of providing products.

   The types of revenues to which the cost of revenues for the nine months ended September 30, 2000 were attributed included public relations revenues ($6,133,000 cost of revenues), facilities management services ($2,715,000 cost of revenues), commissions revenue ($2,919,000 cost of revenues), hosting services and related product sales ($4,715,000 cost of revenues) and web consulting ($5,200,000 cost of revenues).

 Selling, General, and Administrative Expenses

   For the nine months ended September 30, 2000, we incurred selling, general, and administrative expenses of approximately $138,373,000, exclusive of $23,369,000 of amortization of stock-based compensation. This represents an increase of $136,883,000 over the $1,490,000 of selling, general, and administrative expenses for the period ended September 30, 1999. These expenses for the nine months ended September 30, 2000 consisted primarily of approximately $57,799,000 of employee benefits and related compensation, approximately $12,797,000 of marketing costs, approximately $9,613,000 of travel costs, approximately $8,887,000 of facility costs, consisting primarily of rent expense, and approximately $7,488,000 of fees for professional services, including legal, consulting, and accounting. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $14,423,000. Selling, general, and administrative expenses for 1999 included approximately $467,000 of employee benefits and related compensation, approximately $453,000 of travel costs, and approximately $256,000 of facility costs.

 Research and Development Expenses

   For the nine months ended September 30, 2000, we incurred research and development expenses of approximately $8,644,000, exclusive of $340,000 of amortization of stock-based compensation. These expenses consisted primarily of approximately $3,684,000 of employee benefits and related compensation, approximately $2,211,000 of professional fees, and approximately $1,751,000 of marketing expenses. We incurred no research and development expenses in 1999.

 Impairment of Investment in Consolidated Associated Companies

   For the nine months ended September 30, 2000, we recorded impairment charges of approximately $7,139,000 for other than temporary declines in the carrying value of certain consolidated associated companies. No such charges were incurred for the period ended September 30, 1999.

 Stock-Based Compensation

   For the nine months ended September 30, 2000, we incurred a non-cash expense of approximately $26,594,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the nine months ended September 30, 2000, we recovered $6,146,000 of previously recognized compensation expense related to terminated employees.

   Effective August 31, 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our stock incentive plan prior to our IPO to $9.00, being the IPO price of our class A common stock, if the exercise price of such options or restricted shares was greater than the IPO price, and if the holder agreed to the change. Also as of August 31, 2000, 2,633,166 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, were repurchased by us at the respective exercise price, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price, as adjusted, was refunded to the holders. As a result of the downward repricing of restricted shares and options, we recorded a one-time stock-based compensation charge of $3,209,000.

   Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize additional stock-based compensation expense in the future for any amount by which the fair value of our class A common stock exceeds $9.00 per share. After giving effect to these changes, as of September 30, 2000, 9,157,828 shares of our class A common stock had been issued under our stock incentive plan, upon exercise of outstanding options or otherwise, at prices ranging from $4.50 to $13.50 per share, and we had outstanding options to purchase 2,831,930 shares of class A common stock under our stock incentive plan, with exercise prices ranging from $4.50 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at September 30, 2000 was approximately $56,113,000.

   For the nine months ended September 30, 2000, we incurred an additional non-cash expense of approximately $1,858,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, our unearned stock-based compensation was reduced by $18,329,000.

   We had no activity related to stock-based compensation during the period ended September 30, 1999.

 Interest Income and Expense

   Interest income for the nine months ended September 30, 2000 was approximately $11,077,000 and was earned from the investment of our available cash balances. This is an increase of $11,060,000 over the $17,000 of interest income earned during the period ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 was approximately $1,975,000 and was incurred primarily from notes payable to associated companies. This is an increase of $1,957,000 over the $18,000 of interest expense incurred during the period ended September 30, 1999, which was related primarily to borrowings under our line of credit.

 Income Taxes

   We recorded no income tax benefit or loss for the nine months ended September 30, 2000 or the period ended September 30, 1999. Because we have no history of taxable income through September 30, 2000, the tax benefit associated with our net losses has been fully reserved. At September 30, 2000, we had approximately $78,898,000 of net operating loss carryforwards, which are available to reduce future federal income taxes, if any. Net operating loss carryforwards of $5,983,000 will expire in 2019 and net operating loss carryforwards of $73,004,000 will expire in 2020. At September 30, 2000, companies consolidated for financial statement purposes but not includible in our federal consolidated tax return had approximately $44,943,000 of separate company net operating losses, which expire in 2020. These losses are not included above, and cannot be utilized to offset our taxable income. We have no such losses for the period ended September 30, 1999 because we did not own any interests in associated companies at that time.

 Minority Interest

   Minority interest of approximately $14,732,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the nine months ended September 30, 2000. Because we did not own any interests in associated companies during the period ended September 30, 1999, we recorded no minority interest during that period.

 Gain on Issuance of Stock by Associated Companies

   Gain on issuance of stock by associated companies of approximately $4,824,000 relates to the increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments. The gain was attributed primarily to issuances of stock by:
LAUNCHworks, which accounted for approximately $4,191,000; closerlook, which accounted for approximately $847,000; and Farms.com, which accounted for a loss of approximately $82,000. We expect to record future gains and/or losses as more of our associated companies obtain third-party financing. Because we did not own any interests in associated companies during the period ended September 30, 1999, we had no such gains or losses during that period.

 Equity in Losses of Associated Companies

   Equity in losses of associated companies resulted from our minority ownership interests in 21 companies that we account for under the equity method through September 30, 2000, OpinionWare, which was accounted for under the equity method through April 2000, and i-Fulfillment, which was accounted for under the equity method through July 2000. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $31,905,000 in net losses for the nine months ended September 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $28,324,000 for the nine months ended September 30, 2000. Because we did not own any interests in associated companies during the period ended September 30, 1999, we had no equity in the losses of associated companies during that period.

 Impairment of Investment in Equity and Cost Method Associated Companies

   For the nine months ended September 30, 2000, we recorded impairment charges of approximately $6,128,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the writedown of our net investment in BidBuyBuild to $200,000, which was the value at which it was sold subsequent to September 30, 2000. In conjunction with the sale of BidBuyBuild, we also received a warrant to acquire 5% of the shares of BidBuyBuild with an exercise price of approximately $100,000. These charges also included the write-off of divine's net investment in Entrepower, which ceased operations in October 2000. No such charges were incurred for the period ended September 30, 1999.

Summary of Currently Expected Fixed Charges

   The following table summarizes the fixed charges as of September 30, 2000 that we currently expect to incur throughout the remainder of 2000 and over the next four years for amortization of (1) identifiable intangible assets and goodwill, (2) our net excess investment over our equity in the net assets of associated companies, and (3) unearned stock-based compensation:

                                                   Year
                            ---------------------------------------------------
       Amortization of:        2000       2001       2002       2003     2004
       ----------------     ---------- ---------- ---------- ---------- -------
   Identifiable Intangible
    Assets and Goodwill....  5,884,000 21,933,000 15,940,000  1,854,000     --
   Our Net Excess
    Investment............. 12,031,000 46,086,000 45,231,000  7,831,000     --
   Unearned Stock-Based
    Compensation*..........  6,147,000 17,115,000 16,261,000 15,817,000 773,000
                            ---------- ---------- ---------- ---------- -------
       Total............... 24,062,000 85,134,000 77,432,000 25,502,000 773,000
                            ========== ========== ========== ========== =======

--------
* These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees which are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

   As of September 30, 2000, we had cash and cash equivalents of approximately $291,346,000, including cash and cash equivalents of $33,014,000 held by our consolidated associated companies, consisting almost entirely of funds raised in our IPO and in private placements of securities. Our cash and cash equivalents as of September 30, 2000 represented an increase of approximately $128,505,000 from approximately $162,841,000 as of December 31, 1999. The net increase in cash and cash equivalents was due primarily to proceeds from issuance of preferred stock of approximately $229,864,000, proceeds from our IPO of approximately $109,545,000, and proceeds from our private placements concurrent with our IPO of approximately $218,597,000. These increases were partially offset by acquisitions of ownership interests in associated companies of approximately $170,696,000, repayments on notes payable to associated companies of approximately $101,395,000, and net cash used in operating activities of approximately $119,793,000.

   We are currently negotiating to enter into a $25,000,000 line of credit with La Salle Bank N.A. We anticipate that this line of credit will be available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. In addition, our obligations under our office lease in Lisle, Illinois are secured by a letter of credit for $442,865 issued by Bank of America.

   We continually examine all of our associated companies to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company's development of its business plans and objectives and progress toward achievement of its performance goals. Based on this examination, we expect to make future funding decisions, including whether to adjust our currently intended contributions to the associated companies we established. Generally, we intend to make the greatest financial commitments to those companies that we believe have the greatest potential for future value and profitability and initial public offerings or other liquidity events and/or operate in particular markets on which we intend to focus. In some cases, we may determine not to provide any future capital to particular associated companies, including associated companies that we control, and those companies may need to obtain third-party financing, if available, to continue operations as currently anticipated, if at all. In some cases, these companies may elect, or be forced, to lay off employees or take other measures to reduce costs. In addition, we may decide in the future to combine, restructure, or alter the business plans of associated companies that we control to enhance their potential value in the public markets or their value to potential acquirers. We expect that we will apply these same principles, and will consider our available cash and other resources, in making decisions with respect to future acquisitions of interests in associated companies.

   We have committed to contribute a total of $10,000,000 to Skyscraper Ventures, $9,860,000 as a limited partner and $140,000 as general partner of the fund. The fund may draw down our commitment to it for a period of four years. As of September 30, 2000, we had contributed approximately $2,342,000 to the fund.

   In July 2000, we spent approximately $12,000,000 to acquire commercial property in Chicago. The timing of our development of the property, should we decide to proceed, as well as the scale and final design of the facility, will depend on our anticipated space needs and the anticipated space needs of other projected users of the facility, transportation issues, and the availability of third-party financing.

   Concurrent with our IPO in July 2000, we sold 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting class C convertible common stock in private placements. Our total proceeds from the concurrent private placements were $258,914,000, which includes a $25,000,000 credit toward the purchase by us of co-location and bandwidth services from Level 3 Communications, and shares of common stock of CMGI, Inc. valued at $15,317,100 at that time. Our cash proceeds from these concurrent private placements were approximately $218,597,000. In connection with these private placements: (1) we have agreed under our Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services, and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area; (2) we entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would be credited as payment by Level 3 for its purchase of shares from us; we are actively negotiating the terms of a definitive agreement concerning these services, which we expect to complete; and (3) we have agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years.

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

   In February 2000, Neoforma.com, Inc. completed its initial public offering, selling 8,050,000 common shares at $13 per share. Neoforma.com, which became our associated company in October 1999, is a leading provider of business-to-business e-commerce solutions to the global medical marketplace. We hold a 0.8% equity ownership position in Neoforma at a cost basis of $5.68 per share.

   In May 2000, Sequoia Software Corporation completed its initial public offering, selling 4,200,000 shares at $8 per share. Sequoia is a leading provider of Internet infrastructure software based on the XML programming language for web applications. At September 30, 2000, we had an equity ownership position of 8.0% in Sequoia at a cost basis of $2.81 per share.

   At September 30, 2000, we had approximately $37,592,000 in available-for-sale securities. This amount includes shares of Neoforma.com, Sequoia Software Corporation, 360networks, and CMGI.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters beginning after December 31, 2000. We are currently analyzing the potential impact of SFAS No. 133 on our results of operations, financial position, and cash flows upon the adoption of this standard.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company expects that adoption of SAB 101 will have no material impact on its financial position or its results of operations.

Special Note on Forward-Looking Statements

   This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan,"

"estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include:

  . the general economic climate and the effect of economic conditions on the B2B e-commerce market, including competition within the market sectors in which we and our associated companies operate;

  . the ability of our associated companies to raise from third parties the capital needed to execute their business plans;

  . our need to continue to identify and acquire interests in suitable associated companies;

  . the intense competition among capital providers to acquire interests in business-to-business e-commerce companies; and

  . existing and future regulations affecting our business, the businesses of our associated companies, or the Internet generally.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   At September 30, 2000 and December 31, 1999, we had approximately $291,346,000 and $162,841,000 in cash and cash equivalents, respectively. A decrease in market rates of interest would have no material effect on the value of these assets.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   On August 30, 2000, we issued 1,152,926 shares of class A common stock in a private placement to LAUNCHworks inc., one of our associated companies. We issued this common stock as partial payment for 2,400,000 shares of Class B Special Shares, Series 1 of LAUNCHworks purchased by us at a subscription price of CDN $7.50 per share. We issued this common stock in a transaction exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits


     Number                      Description of Exhibit
     ------                      ----------------------
            Financial Data Schedule for the nine months ended September 30,
     27.1   2000.

   (b) Reports on Form 8-K

   We filed a Report on Form 8-K dated July 19, 2000 relating to the completion of our IPO and issuance of 14,285,000 shares of our class A common stock and the issuance of an aggregate of 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting convertible class C common stock in private placements concurrent with the completion of our IPO.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                                          divine interVentures, inc.

                                                /s/ Michael P. Cullinane
                                          _____________________________________
                                                  Michael P. Cullinane
                                             Executive Vice President, Chief
                                            Financial Officer, and Treasurer
                                           (Principal Financial and Accounting
                                                        Officer)
                           divine interVentures, inc.
                    PART II--OTHER INFORMATION--(Continued)

Exhibit Index

  Number                          Description of Exhibit
  ------                          ----------------------
   27.1   Financial Data Schedule for the nine months ended September 30, 2000.