Form 10-K405
period 2000-12-31
DIVINE INC
filed 2001-04-02
CIK 1097516

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[XANNUAL]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                          Commission File No. 0-27360

                               ----------------

                                  divine, inc.
             (Exact name of Registrant as specified in its charter)

                Delaware                              36-43011991
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)


                                                         60622
         1301 N. Elston Avenue                         (Zip Code)
           Chicago, Illinois
    (Address of Principal Executive
                Offices)

       Registrant's telephone number, including area code: (773) 394-6600

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

          Title of Each Class              Name of Exchange On Which Registered
          -------------------              ------------------------------------
Class A Common Stock, par value $.001 per
 share                                            Nasdaq National Market

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $148,586,885 at March 28, 2001 (based on the closing sale price on the Nasdaq National Market, Inc. ("Nasdaq") on March 28, 2001). At March 21, 2001 the registrant had issued and outstanding an aggregate of 128,672,359 shares of class A common stock.

                      Documents Incorporated by Reference

   Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2001, described in Part III hereof, are incorporated by reference in this report.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                                  Page
 --------                                                                  ----
 Part I
    1.    Business......................................................     2
    2.    Properties....................................................    14
    3.    Legal Proceedings.............................................    14
    4.    Submission of Matters to a Vote of Security Holders...........    14

 Part II
    5.    Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    15
    6.    Selected Financial Data.......................................    16
    7.    Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    17
    7A.   Quantitative and Qualitative Disclosures About Market Risk....    28
    8.    Financial Statements and Supplementary Data...................    30
    9.    Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    65

 Part III
    10.   Directors and Executive Officers of the Registrant............    66
    11.   Executive Compensation........................................    66
    12.   Security Ownership of Certain Beneficial Owners and
          Management....................................................    66
    13.   Certain Relationships and Related Transactions................    66

 Part IV
    14.   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................    67

Special Note on Forward-Looking Statements

   This annual report on Form 10-K contains forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements including: our ability to develop enterprise web software and services; uncertainty regarding the market demand for enterprise web solutions; changes in economic conditions in the markets served by us and our associated companies; increasing competition from other providers of the products and services of our associated companies and of enterprise solutions; and other unanticipated events and conditions.

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

                                     PART I

ITEM 1. BUSINESS

Overview

   We are an enterprise web solutions company that provides infrastructure software and technology solutions for enterprises worldwide, as well as integration, training, and sales and marketing services to support those solutions. We provide these solutions and services directly and through certain members of our community of associated companies, consisting of 39 companies as of December 31, 2000 which offer integrated solutions for business enterprises, e-commerce, and vertical markets. We have financed and assist in the development, management, and operations of our associated companies.

   Our current focus, which we announced in February 2001, is to develop a complete enterprise web solution specifically designed and promoted for use in a web environment. We expect to concentrate our efforts and resources on this quickly growing enterprise software and technology segment. We plan to develop an offering that will include an enterprise information portal ("EIP") that specializes in vertical markets, stand-alone software applications, enterprise web services, and other value-added services such as sales, support, training, and consulting to further complement our web solutions offering. We expect to provide, directly and through our associated companies, leading-edge applications, content, collaboration, multimedia, technology infrastructure, and web hosting to help enterprises build and develop their businesses in a rapidly changing environment. We believe the value and differentiation of our offering will come from the unique way in which we expect our dynamic technology infrastructure, applications, content, services, and experts will work together to serve users.

   We were incorporated as divine interVentures, inc. in Delaware in May 1999, and in February 2001 we changed our name to divine, inc. On June 30, 1999, we began start-up and organizational activities, including building our management team, raising our initial capital, hiring technical and operational personnel, and marketing our business. From September 30, 1999 to December 31, 2000, we acquired interests in 40 associated companies, established a total of 13 associated companies, and also further developed our operational procedures and capabilities. We acquired interests in our associated companies primarily by purchasing capital stock of these companies. We also established new associated companies when we identified opportunities consistent with our business strategy and recruited entrepreneurial talent to manage these companies. During 2000, seven of our associated companies ceased operations, our interests in two associated companies were sold to third parties, three of our associated companies were merged with other associated companies, and the operations of two of our associated companies were collapsed into our operations. Through associated companies that we control, we provide a wide range of enterprise web and infrastructure software products and support services, such as strategic planning, web site design, and marketing. Other of our associated companies offer software and services focused on e-commerce and vertical markets. We currently operate principally in the Chicago area. We established operations outside of the United States by acquiring interests in associated companies located in Canada, Israel, and Argentina.

   We plan to acquire additional associated companies that provide software and services that complement, and can be integrated into, our enterprise web solution offering. We expect to fund these acquisitions with our stock, cash, or combinations of both our stock and cash. We also expect to enter into strategic alliances with other providers of enterprise software or service solutions in order to provide the most complete and robust customer solutions possible.

   Our principal executive offices are located at 1301 N. Elston Avenue, Chicago, IL 60622, and our telephone number is (773) 394-6600. Our common stock is listed on the Nasdaq National Market under the symbol "DVIN." Our home page is located on the Web at http://www.divine.com, where you can find additional information about us and our associated companies; however, that information generally is not targeted at investors and is not a part of this report. All references to "we", "us", "our", and "divine" refer to divine, inc.

Industry Background

   Rapid changes in technology are causing enterprises to change the ways they do business. One of these changes is the shift away from management activities grouped around back office software systems toward web-based systems. Some of the factors driving this shift are: a need for a consolidated, integrated Internet strategy and infrastructure; increased productivity, communications, and organization; and timely access to the critical information that enables businesses to compete in a dynamic environment. It also includes the need to move outside the four walls of an organization as part of the adoption of an e-commerce model, which requires enterprises to find a secure way to deliver critical business information both internally and to customers and partners. We believe these needs will drive a "business web" revolution, and will create demand for integrated web-based products and services. We expect this new generation of web solutions will include: EIPs; web services, such as web design, hosting, and marketing; infrastructure software; and other value-added services, such as sales, support, training, and consulting to help customers deploy enterprise solutions built for the digital economy.

Our Solution and Strategy

   We intend to develop a leading enterprise web solutions offering that will include an EIP that specializes in vertical markets; applications that complement the EIP or can be used on a stand-alone basis; enterprise web services such as web design, hosting, and marketing; and other value-added services such as sales, support, training, and consulting to further complement our enterprise web solution offering. We intend for our products and services to have the capability to fully integrate into our enterprise web platform, as well as enabling other vendors to plug into our platform.

   The core elements of our strategy include: growing our business through investments and strategic acquisitions that will complement our product offering and enhance our market position; developing and promoting web solutions that combine knowledge management, collaboration, and business intelligence functions, including a complete EIP solution; and leveraging the vertical market expertise of our associated companies. We intend to expand our sales, distribution, and marketing channels, leverage our existing client base and the customer base of our associated companies, capitalize on the skills of our management team, and work with our strategic investors to maximize our alliances in the enterprise web solutions sector. Finally, we also intend to enter into new strategic alliances with other providers of enterprise software and service solutions in order to provide the most complete and robust customer solutions possible.

   We believe our growth will be fueled by prudent investment in new technologies and the acquisition of developed solutions that round out our platform. In March 2001, we acquired SageMaker, Inc., which adds a solid component to our enterprise web solutions offering. With 450 global clients and more than 250,000 corporate users, SageMaker offers vertically oriented solutions to the financial services, insurance, oil and gas, pharmaceutical and biotechnology, power, and telecommunications industries. Hundreds of companies, including ABN AMRO, Alberta Energy, Dynegy, The Financial Times, Royal Dutch/Shell Group, IMF World Bank, The McGraw-Hill Companies, Reuters, Unocal, and Taylor Woodrow Construction, depend on SageMaker to create and maintain more than 9,000 XML connectors to their content so they can deliver high-value, mission-critical business information to their users. We hope to integrate SageMaker's relationships with these leading content providers with our other existing applications.

   In February 2001, we announced a strategic alliance with Computer Associates International, Inc., whose innovative Jasmineii Portal technology complements our SageMaker acquisition by helping us capitalize on SageMaker's relationships with content providers. We expect to cooperate with Computer Associates on technology development, support, and sales efforts to jointly market our enterprise web solutions. We may extend this alliance to include additional technologies of Computer Associates.

   In March 2001, we also agreed in two separate transactions to purchase some of the operations and assets of marchFIRST, Inc. These operations consist primarily of the former Whittman-Hart business of marchFIRST and its HostOne application hosting unit, its SAP implementation practice, its value-added reseller business, and its iCampus training and technology unit. After we complete these transactions, one of which is subject to regulatory approval, we expect these operations will be conducted as part of a new associated company called divine/Whittman-Hart, Inc., which will provide a range of enterprise technology, hosting, e-business strategy, and brand-building services.

   We expect to significantly expand our direct sales, distribution, and marketing channels in order to enhance our coverage and penetration of large business opportunities. We believe large business enterprises to be the most likely users to lead the demand for enterprise web solutions.

   We believe that one of our key advantages is our experienced management team led by software professionals who have previously run an enterprise software company and have successfully completed and integrated mergers and acquisitions. These people include Andrew "Flip" Filipowski, our Chief Executive Officer and Chairman of the Board, Michael Cullinane, our Chief Financial Officer, and Paul Humenansky, our President and Chief Operating Officer. These former management team leaders at PLATINUM technology International, inc., were integral in helping build that company into a $1 billion information technology management software and services provider that was acquired in June 1999 by Computer Associates.

   We intend to expand and leverage alliances with key strategic investors, such as Computer Associates, Microsoft, Hewlett-Packard, Dell, and Compaq in order to maximize our opportunities in the enterprise web solutions space. We also will continue to seek new alliances with other providers of enterprise software and services, although we may be unable to establish or maintain such alliances.

   Our new strategy involves substantial risks. This strategy was recently announced and we expect that we will continue to define and develop our strategies. The execution of our enterprise web solution strategy will require substantial investments of capital for the development and acquisition of software and services. We expect that these investments will be made both in cash and with our common stock. We cannot at this time, however, determine how much we will need to invest in order to successfully develop and market an enterprise web solution offering or if we will be able to develop that offering at all. We also can provide no assurance that our expectations of demand for enterprise web solutions generally or demand for our offering will be met. If there is not sufficient demand for these solutions, our strategy will not be profitable even if we successfully develop an integrated enterprise web solutions offering.

Overview of Current Associated Companies

   The tables below show information about our associated companies as of December 31, 2000. Our equity ownership and voting power percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock on the conversion of preferred stock, but excluding the effect of unexercised options and warrants. Except where we indicate otherwise, our equity ownership and voting power percentages are the same. Each associated company that is a development stage company is marked with an asterisk (*); each associated company that we have established is marked with a cross (+). A development stage company is a company that has not yet begun planned principal operations, or has begun planned principal operations but has not yet generated significant revenue from those operations. Whether a company is in the development stage is determined on a case by case basis by that company's management. There is no specific revenue threshold that is applicable in each case. A development stage company will typically be devoting most of its efforts to activities such as financial planning, raising capital, research and development, acquiring operating assets and recruiting and training personnel. As of December 31, 2000, 14 of our 39 associated companies are in the development stage.

   We have presented our associated companies with an enterprise web solutions component to their business in a software and services group. The associated companies that we have included in this group are listed in the table in this section under the heading "Enterprise Web Software and Services". Our other associated companies are primarily involved in providing solutions for e-commerce and vertical markets. We have presented these associated companies in a group listed in the table in this section under the heading "E-commerce and Vertical Markets". Below each table we also have provided descriptions of each of our associated companies that are operating as of the date of this report.

 Enterprise Web Software and Services:

                                                                               Our Equity
                                                                               Ownership/
                                                                              Voting Power
                                                                               Percentage
                                                                   Associated     as of
                                                            Date    Company    December 31,
Associated Company                    Market               Formed    Since        2000
- ------------------                    ------              -------- ---------- -------------
Buzz msp, Inc.+(1)......  Marketing/Public Relations      10/26/99  10/26/99     100.0%
closerlook, inc.........  Digital Strategy, Design, and
                          Technology                       12/1/94    2/1/00      40.9%
dotspot, Inc.*+.........  Facilities Management, Hosting,
                          and Leasing                     10/26/99  10/26/99     100.0%
FiNetrics, Inc.*+(2)....  Accounting and Finance Services  11/3/99   11/3/99     100.0%
LightsEdge, inc.
 (formerly known as
 Knowledge divine,        Software Manufacturer--Front
 Inc.)*+................  Office
                          Apps                            10/26/99  10/26/99     100.0%
                          Web Broadcasting/Online
LiveOnTheNet.com, Inc...  Advertising                      9/13/85   12/8/99      76.9%(3)
Mercantec, Inc..........  E-commerce Software              2/13/97   2/11/00      41.9%(4)
mindwrap, inc...........  Knowledge Management Software    1/12/88  11/19/99      97.1%
NetUnlimited, Inc.......  Hosting and Web Applications     3/22/96   3/24/00      76.9%
OpinionWare.com, Inc....  Online Surveys                  11/16/99   12/8/99      54.4%
Outtask.com, Inc........  Business Services                 4/6/99  12/10/99      28.9%
Parlano, Inc.*..........  Collaboration Software           1/26/00   2/11/00      69.5%
Perceptual Robotics,
 Inc....................  Internet-Based Video Software    7/27/95   2/14/00      33.3%
salespring,
 inc.!!*+(5)............  Sales Services                  10/26/99  10/26/99     100.0%
Sequoia Software          Internet Infrastructure
 Corporation(6).........  Software                        10/15/92  11/23/99       8.0%
TV House Inc.*..........  Financial News                   2/11/00    3/8/00      42.0%
Web Design Group,
 Inc.(1)................  Web Design                        6/9/93   2/11/00      66.7%
Westbound Consulting,
 Inc.(1)................  Internet Consulting Services     8/25/97   2/11/00      65.0%
Xippix, Inc.............  E-Commerce Imaging               4/14/99    2/4/00      31.5%
Xqsite, Inc.+...........  Web Design                      10/26/99  10/26/99     100.0%

- --------
(1) In February 2001, we acquired the minority interest of Web Design Group. In March 2001, we acquired the minority interest of Westbound Consulting while retaining a 83.8% interest in Westbound Consulting Services Pvt. Ltd, a subsidiary of Westbound Consulting. Web Design Group, Westbound Consulting, and Buzz msp were merged into divine Global Services, Inc. in 2001. We own 100% of divine Global Services, Inc.
(2) Effective March 2001, FiNetrics ceased all business activities.
(3) Excludes our 5,000 shares of LiveOnTheNet's non-voting, non-convertible, preferred stock, which is redeemable at LiveOnTheNet's option at any time before April 18, 2001 with respect to 477 of these shares.
(4) We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 44.3% of both the equity and voting power of Mercantec.
(5) Effective February 2001, the operations of salespring were collapsed into our operations, and salespring ceased operating as an independent business.
(6) In March 2001, Sequoia Software Corporation agreed to be acquired by Citrix Systems, Inc. in a cash tender offer. We expect that our interest in Sequoia will be sold upon consummation of that tender offer.

   closerlook, inc. (www.closerlook.com) is a strategy, design and technology firm that delivers creative communication, marketing and software solutions to bring its clients closer to their customers. closerlook works in partnership with its clients to establish measurable, results-oriented goals, develop effective strategies, and create and display appropriate, message-focused media and digital solutions. closerlook is headquartered in Chicago, Illinois.

   divine Global Services, Inc. (dGS) is a full-service Internet service provider. dGS helps clients implement interactive marketing, website design and functionality, and IS09000 development to create business solutions that extend brands though digital channels. dGS is headquartered in Chicago, Illinois.

   dotspot Inc. (www.dotspot.com) is a provider of scalable technology, space, and infrastructure solutions to high growth companies. dotspot recommends and supports technology and Internet hosted solutions and creates flexible, scalable, integrated workspaces which provide the foundation for companies to focus on their core business. dotspot is headquartered in Chicago, Illinois.

   LightsEdge, Inc. (www.lightsedge.com) is a software company offering a suite of front-office applications for the purpose of content management and collaboration. In addition, LightsEdge offers consulting services that support its applications and develops custom information portals and document management systems. LightsEdge is headquartered in Lisle, Illinois.

   LiveOnTheNet.com, Inc. (www.liveonthenet.com) provides highly scalable platforms for the aggregation, distribution, and valuation of live video events, such as concerts, sporting events, and educational programming over the Internet. LiveOnTheNet offers visitors not only top-notch entertainment but also the highest quality video and audio. LiveOnTheNet is headquartered in Huntsville, Alabama.

   Mercantec, Inc. (www.mercantec.com) distributes e-commerce software solutions to online merchants through ISPs, telecom firms, hardware vendors, and financial services firms, which enable small and mid-sized businesses to integrate comprehensive e-commerce capabilities into their websites. Mercantec is headquartered in Naperville, Illinois.

   mindwrap, inc. (www.mindwrap.com) is a software development company that licenses, installs, maintains, and provides training for its software, developed for rapid development and deployment of web-enabled applications that harness paper-based, legacy and digital information. mindwrap is headquartered in Chicago, Illinois.

   NetUnlimited, Inc. (www.netunlimited.com) is a single-source integrated solutions provider specializing in broadband Internet, e-Hosting, computer network solutions, and network infrastructure. NetUnlimited is headquartered in Winston-Salem, North Carolina.

   OpinionWare.com, Inc. (www.opinionware.com) provides a unique technology platform for opinion expression and discussion that allows businesses to gather and analyze the opinions of large public and private online communities. OpinionWare.com's solution is designed to help businesses develop and manage compelling content and enhance the attractiveness of their web sites by generating information that enables them to build closer relationships with their customers. OpinionWare.com is headquartered in Chicago, Illinois.

   Outtask.com Inc. (www.outtask.com) provides rapid growth and new economy companies with integrated, affordable IT marketing and web-based business infrastructure applications, training, and support. Outtask's integrated services include employee travel, payroll, personal computer acquisition, telecommunications, and e-mail. Outtask.com is headquartered in Alexandria, Virginia.

   Parlano, Inc. (www.parlano.com) is a leading provider of global solutions for real-time business communication and collaboration in an enterprise environment. Parlano's flagship product--MindAlign--delivers secure, persistent, real-time collaboration and data messaging within any organization or business community. Organizations can instantly exchange business-critical information with employees, customers, and partners on a variety of customizable text-based channels. Parlano is headquartered in Chicago, Illinois.

   Perceptual Robotics, Inc. (www.perceptualrobotics.com) is the pioneer and recognized market leader in providing visual operating systems and software solutions to businesses. PRI uses the Internet to deliver these services to their business customers. PRI's flagship product--the TrueLook(TM) network software system--allows clients to transmit live, high-definition images directly to their customers' computers from on-premise telerobotic web cameras in seconds. PRI is headquartered in Chicago, Illinois.

   Sequoia Software Corporation (www.sequoiasoftware.com) is the leading provider of XML-pure portal software. Sequoia's flagship product--XDPS--drives the evolution of business toward true e-business, helping companies link systems and people, automate critical processes, and strengthen relationships across the value chain. Sequoia is headquartered in Columbia, Maryland. Sequoia is a public company listed on the Nasdaq National Market under the symbol SQSW.

   TV House, Inc. (www.TVHouse.com) is an Internet service and infrastructure company that creates and syndicates proprietary streaming video content for other companies' Web sites. TV House partners with companies that have valuable information that lends itself to being syndicated for broad distribution, working with those partners to develop original, timely and relevant co-branded streaming content. TV House employs proprietary methods for turning static content into video and syndicating that content via the Internet. TV House is headquartered in Chicago, Illinois.

   Xippix, Inc. (www.xippix.com) is a digital imaging infrastructure company that offers a suite of tools designed to address the challenges organizations face when trying to manage, edit, review, and deploy highly valuable and strategic pieces of data--digital images. Xippix's high-speed image server, ImagePump, allows viewers to zoom, pan, and spin images on the Web. Xippix is uniquely positioned to provide a compelling internet-based solution that helps organizations effectively deal with the entire lifecycle of digital images. Xippix is based in Larkspur, California.

   Xqsite, Inc. (www.xqsite.com) provides web site design, deployment, and implementation solutions designed to help business-to-business e-commerce companies use the Internet to gain competitive advantages. Xqsite uses its expertise in system and asset integration to provide customized, technologically sophisticated e-commerce solutions and Internet applications. Xqsite is headquartered in Chicago, Illinois.

 E-commerce and Vertical Markets:

                                                                                     Our Equity
                                                                                     Ownership/
                                                                                    Voting Power
                                                                                     Percentage
                                                                         Associated    as of
                                                                  Date    Company   December 31,
Associated Company                       Market                  Formed    Since        2000
- ------------------                       ------                 -------- ---------- ------------
Aluminium.com, inc.*....  Aluminum and other Non-Ferrous Metals  11/1/99   3/10/00      34.6%
bid4real.com, inc.*.....  Real Estate                           12/13/99   1/24/00      54.3%
Commerx, Inc............  Plastics                              12/14/98  11/19/99      0.9%
comScore, Inc...........  Online Tracking Tools and Services     8/18/99   9/27/99      0.6%
Dolphin Interventures*
 (formerly known as
 Latin American
 Econetworks, N.V.).....  Incubation Services                    7/26/00   7/26/00      37.4%
eReliable Commerce,       Transaction Services                    8/2/99   3/15/00      45.7%
 Inc.*..................
Emicom Group, Inc.......  Incubation Services                    3/23/00   3/24/00      33.0%(1)
Farms.com, Ltd..........  Agriculture and Livestock               3/2/00   4/28/00      40.7%(2)
FuelQuest, Inc.*........  Petroleum                             10/21/99   2/10/00      3.0%
iFulfillment, Inc.......  Inventory Management Services          10/6/98   1/28/00      59.1%
iGive.com, inc..........  Charitable Assistance Services         9/21/95   2/11/00      32.1%
iSalvage.com, Inc.*(3)..  Automotive Parts                       7/20/99    2/3/00      36.4%
i-Street, Inc...........  Media/Business Services                9/15/98  11/23/99   63.8%/89.8%(4)
Launchworks inc.........  Incubation Services                     2/1/99   2/25/00      40.4%(5)
Neoforma.com, Inc.......  Medical Products                       8/18/98  10/14/99      0.7%
NTE, Inc................  Freight Transportation                 4/30/99  10/29/99      5.3%
Panthera Productions,     Wildlife Film Production              10/13/93   3/30/00      62.9%
 LLC....................
United Process Group,
 Inc. (formerly known as
 eFiltration.com,
 Inc.)(6)*..............  Filtration                              9/7/99   2/11/00      45.3%
ViaChange.com, Inc.*....  Mortgages                              6/28/99   1/31/00      70.3%

- --------
(1) Beginning March 24, 2002, Emicom will have a right to cause us to purchase all of its outstanding common stock, which right will terminate under certain circumstances, including Emicom's completion of an initial public offering.
(2) We also hold warrants to purchase shares of common stock of Farms.com. Giving effect to the exercise of these warrants, we would hold 45.3% of both the equity and voting power of Farms.com.
(3) In February 2001, iSalvage ceased all business operations.
(4) Excludes 500,000 shares of series B-2 preferred stock, which are non-voting, non-convertible and redeemable at i-Street's option at any time before March 24, 2003. In January, 2001, our ownership interest in i-Street was restructured so that our voting ownership was reduced to 25.1%.
(5) We also hold warrants to purchase shares of common stock of Launchworks. Giving effect to the exercise of these warrants, we would hold 49.4% of both the equity and voting power of Launchworks.
(6) In connection with our investment in United Process Group ("UPG"), we may be required to make an additional investment of $11,000,000 if UPG meets certain revenue goals for the twelve-month period ending May 31, 2001.

   Aluminium.com, Inc. (www.aluminium.com) is a leading Internet marketplace for the global aluminum and non-ferrous metals industry. Aluminium.com enables participants, from raw material suppliers and processors to end-users, an efficient online marketplace to buy and sell primary, secondary, and scrap metal products. Since its launch in April 2000, Aluminium has signed over 1,700 approved registered users representing more than 1,300 companies, including many of the industry's top aluminum buyers and sellers. Aluminium.com is headquartered in New York, New York.

   bid4real.com, inc. (www.bid4real.com) is an online real estate marketplace for owners and/or their agents to auction commercial, industrial and residential property directly to interested bidders. bid4real.com currently focuses on Chicago-area real estate and plans to expand to include properties in other areas. bid4real.com is headquartered in Chicago, Illinois.

   Commerx, Inc. (www.commerx.com) provides an integrated suite of e-Procurement and supply chain management solutions in a hosted environment, enabling businesses to both quickly and easily transact business with their customers and suppliers. Each solution is built on CommerxNet--a secure and guaranteed Internet messaging platform that can translate and exchange information with ERP (enterprise resource planning), MRP (manufacturing resource planning) and other enterprise systems. Commerx is headquartered in Chicago, Illinois.

   comScore Networks (www.comScore.com) is a provider of infrastructure services to the Internet economy. By providing an anonymous, 360-degree view of more than 1.5 million Internet users' surfing and buying behavior, comScore's solutions supply businesses with detailed information on Internet behavior, enabling them to optimize decision-making and fuel high-performance CRM (customer resource management) solutions. comScore maintains headquarters in Reston, Virginia.

   Dolphin Interventures (www.dolphininterventures.com) is an interdisciplinary venture capital firm with a leading technology focus and growth capital that is pioneering Latin America's transformation from a traditional industrial economy to an information economy. Dolphin will primarily focus in the telecommunications, media, and technology sectors as the drivers in this transformation. Dolphin is the progeny of Grupo Irsa, a major diversified holding company throughout Latin America. Dolphin maintains its headquarters in Buenos Aires, Argentina.

   eReliable Commerce, Inc. (www.ereliable.com) is a provider of business-to-business e-commerce services that provides the necessary infrastructure to electronically enable buyers and sellers to complete secure transactions via the Internet. Consisting of an integrated suite of component based e-services, the eReliable Secured Dynamic Trading Network platform offers a single system to manage authentication, negotiation, electronic contract generation, payment processing, escrow, insurance, and shipping for business-to-business transactions. eReliable is headquartered in the Chicago metropolitan area.

   Emicom Group, Inc. (www.emicomgroup.com) is a technology holding company that provides capital and advisory services to early-stage technology companies located in Israel. Emicom partners with privately held technology-related companies driven to succeed in the telecommunications, cellular, Internet infrastructure, and enterprise software markets. Emicom has offices in New York, New York and in Ramat Gan, Israel.

   Farms.com, Ltd. (www.farms.com) is a leading North American provider of e-business solutions for the agricultural industry. Primarily focusing on the $240 billion North American agricultural market, Farms.com offers an independent, comprehensive information service as well as implementation tools that target the swine, beef cattle, and crop/feedstuffs marketplaces. Through its highly functional and easy to navigate e-commerce hub, Farms.com provides input suppliers, producers, processors, distributors, and consumers with the ability to manage risk, transact online commerce and make timely and profitable decisions. Farms.com is headquartered in Memphis, Tennessee.

   FuelQuest, Inc. (www.fuelquest.com) provides hosted private marketplaces (FuelQuest Marketer OnlineTM and FuelQuest Supplier OnlineTM), an e-marketplace platform (FuelQuest Market LinkTM), and integrated e-Commerce enterprise resource planning services to independent petroleum marketers who distribute the majority of the petroleum products in the U.S. FuelQuest's customers distribute products for most of the major oil companies including BPAmoco, Castrol, Chevron, Conoco, Citgo, Equilon, ExxonMobil, Phillips, Shell, Sinclair, Texaco, Valvoline, and 76, as well as leading independent suppliers and refiners. FuelQuest is headquartered in Houston, Texas.

   iFulfillment, Inc. (www.ifulfillment.com) provides multi-channel fulfillment services for e-businesses and traditional companies. iFulfillment converges e-commerce savvy and sophisticated supply chain execution capabilities to seamlessly integrate an e-business with inventory management, order fulfillment, delivery services, and returns processing. iFulfillment provides Web-based tools that enable clients to quickly deploy fulfillment services, as well as manage and monitor supply chain activities in real time. Through its comprehensive and integrated fulfillment services, iFulfillment powers the new buying and selling relationships of the Internet. iFulfillment is headquartered in Chicago, Illinois.

   iGive.com, Inc. (www.igive.com) is the Internet's first venture for turning online shopping into a vehicle for charitable giving. This e-philanthropy pioneer enables shoppers to direct up to 33 percent of purchases from hundreds of well-known merchants to a favorite cause or charity. Since its debut three years ago, iGive.com members have raised more than $780,000 for thousands of worthy causes. iGive.com is headquartered in Evanston, Illinois.

   i-Street, Inc. (www.i-street.com) is a business content company providing news and networking for the high-tech industry in Chicago and the Midwest. i-Street's major products include: the i-Street Reporter Chicago newsletter, the i-Street Reporter L.A. newsletter, i-Street magazine, and i-Street.com (which includes online news, corporate finder, job finder, web casts, event calendars, and the funding finder). In addition to these products and services, i-Street also furnishes the i-Street Report to WBBM Newsradio 780 and a popular, syndicated weekly news column to the Chicago Sun-Times. i-Street is headquartered in Chicago, Illinois.

   Launchworks inc. (www.launchworks.com) is a Canadian technology operating and investment company. Launchworks contributes financial, operational, and intellectual capital to help its associated companies accelerate growth and profitability through integration and knowledge and resource networking. Launchworks is headquartered in Calgary, Alberta, Canada.

   Neoforma.com, Inc. (www.neoforma.com) builds and operates leading Internet marketplaces for healthcare providers and suppliers, empowering them to more effectively manage their supply chain and reduce costly inefficiencies. Neoforma provides a reliable technology platform to provide customized online solutions and services that enable customers to maximize their existing technology and trading relationships. Neoforma is headquartered in Santa Clara, California. Neoforma is a public company listed on the Nasdaq National Market under the symbol NEOF.

   NTE, Inc. (www.nte.net) improves how companies buy, sell, and manage transportation services via leading-edge, technology-enabled solutions. NTE provides U.S. shippers and carriers with real-time procurement services and information management tools to help streamline ground transportation processes, decrease costs, improve load utilization, and increase service. NTE is headquartered in Downers Grove, Illinois.

   Panthera Productions, LLC (www.pantheraproductions.com) provides an entertainment and educational web channel that focuses on the conservation of animals throughout Africa. The company leverages its off line production company to generate traffic to its website, which provides users a virtual safari experience. Panthera Productions films are broadcast internationally in over 40 countries and are distributed worldwide on videotape. Panthera Productions is headquartered in Dallas, Texas.

   United Process Group, Inc. (www.unitedprocessgroup.com) is a leading technology services company providing e-business solutions to companies within supply chains that manufacture and sell complex industrial products and services. UPG is currently focused on two initial markets, the North American market for industrial automation and control products and the global market for filtration and separation products. UPG serves these markets with the same proprietary technology platform and brands them as Automation Methods and eFiltration, respectively. UPG is headquartered in Chicago, Illinois.

   ViaChange.com, Inc. (www.viachange.com) is an electronic trading platform for secondary fixed income financial instruments that revolutionizes the current investment decision-making and trading execution process.

Through the innovative use of technology, ViaChange.com has successfully coupled the investment decision processes for complex financial instruments with trade execution. For the first time, traders can perform both in the same time-scale that existing electronic equity exchanges take to perform trade execution. ViaChange.com will initially apply its sophisticated trading platform technologies to mortgage and consumer whole loan markets. ViaChange.com is headquartered in Pasadena, California.

Our Interests in Associated Companies

   Generally, we have a greater than 25% voting equity interest, typically consisting of convertible preferred stock, in the associated companies in which we acquired interests. For the associated companies that we have established, we typically own 100% of their outstanding common stock. We generally structure our interests in our associated companies so that we are the shareholder holding the most voting power and can maintain our control position in these companies. However, we have made a limited number of smaller investments in associated companies to the extent this activity is consistent with our desire to avoid having to register as an investment company under the Investment Company Act. We also may provide additional capital as our associated companies grow, thereby increasing our ownership interest. Whenever possible, we have obtained rights of participation in, or control over, material decisions affecting the associated company, including the right to approve business plans, mergers and acquisitions, management compensation, stock and option issuances and corporate borrowings. We also have typically negotiated for additional rights, including registration rights, rights of first refusal, buy/sell arrangements, anti-dilution protection and preemptive rights relating to the associated company's issuance of additional equity. We generally have the right to appoint or nominate one or more members of our management team to each of our associated companies' boards of directors, with no other person having the right to appoint or nominate any greater number of directors. By structuring our transactions in this way, we intend to avoid regulation under the Investment Company Act. Our efforts to avoid regulation may affect the acquisitions or disposals of our associated company interests.

   We may, from time to time, undertake sales of our interests in associated companies when we believe that to be in our best interest.

   We have combined or restructured associated companies to enhance their potential value in the public markets or their value to potential acquirors, and we expect to continue to combine or restructure our associated companies in the future. We also have brought together associated companies that are operating in the same general line of business or the same vertical or horizontal markets or that could otherwise be combined to provide a comprehensive solution to customers. We achieve these combinations by transferring our interests in one or more associated companies to another associated company, by forming a new holding company to own two or more of our associated companies, or in other ways. We also may subdivide associated companies into separate companies that focus on more discrete products or services.

Management of Venture Capital Funds

   Skyscraper Ventures. We organized Skyscraper Ventures L.P., a venture capital fund, in May 2000, and Skyscraper Management, L.L.C., our wholly-owned subsidiary, served as its general partner until December 2000. As general partner, we had exclusive control over the management and operations of the fund. We made investments of $2,343,000 in the fund and the fund invested a total of $1,000,000 in one company during 2000.

   Platinum Venture Partnerships. On August 4, 1999, we became the general partner of Platinum Venture Partners I and Platinum Venture Partners II. We manage the operations of these venture capital funds and provide strategic and operational support to the funds' portfolio companies. However, because these funds have raised and invested substantially all of their authorized capital, we only devote a limited amount of resources to managing their operations.

Competition

   Competition for enterprise solution and e-commerce products and services is intense. As the market for these products and services grows, we expect that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. We and our associated companies will compete for a share of a customer's:

  . purchasing budget for software and services, materials, and supplies with other online providers and traditional distribution channels;

  . dollars spent on consulting services with many established information systems and management consulting firms; and

  . advertising budget with online services and traditional off-line media, such as print and trade associations.

   We and our associated companies will encounter competition from existing companies that offer competitive solutions and additional companies that develop competitive solutions in the future. These competitors may develop products or services that are superior to, or have greater market acceptance than, the solutions offered by us or our associated companies. If we or our associated companies are unable to compete successfully against their competitors, we or our associated companies will fail. In addition, our associated companies may compete with each other for e-commerce opportunities and management. If this type of competition develops, it may deter companies from partnering with us and limit our business opportunities.

   Both we and our associated companies will have to compete against companies with greater brand recognition and greater financial, marketing, and other resources. We and our associated companies may be at a disadvantage in responding to their competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships, and other initiatives.

Government Regulations and Legal Uncertainties

 Investment Company Act of 1940

   U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out to be, engaged primarily in the business of investing, reinvesting, or trading of securities are regulated under the Investment Company Act of 1940. Although we believe that we are actively engaged in the enterprise web solutions and e-commerce business and are not an investment company, we also rely on an SEC rule that allows us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, majority-owned subsidiaries, primarily controlled companies, and other assets that meet the requirements of that rule. A committee of our Board of Directors determines the value of our assets and of our interests in our associated companies, and the income or losses attributable to them, for purposes of determining compliance with this rule on at least a quarterly basis. To maintain compliance with this rule, we may be unable to sell assets which we would otherwise want to sell and may need to sell assets which we would otherwise want to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired and may need to forego opportunities to acquire interests in attractive companies that might be important to our business strategy. In addition, because our associated companies may not be majority-owned subsidiaries or primarily controlled companies either when we acquire interests in them or at later dates, changes in the value of our interests in our associated companies and the income/loss and revenue attributable to our associated companies could require us to register as an investment company. Investment Company Act regulations are inconsistent with our strategy of providing enterprise web solutions and actively managing, operating, and promoting collaboration among our network of associated companies, and it is not feasible for us to operate our business as a registered investment company. We believe that because of the planned structure of our interests in our associated companies and our business strategy, we will not be regulated under the Investment Company Act. However, we cannot assure you that the structure of our associated company interests and our business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions which would not otherwise be in our best interests to avoid such regulation.

   If we fall under the definition of an investment company, and are unable to rely on an SEC rule that would allow us to avoid investment company regulation so long as at least 55% of our total assets are represented by, and at least 55% of our income is derived from, assets that meet the requirements of that rule, we can rely on another SEC rule that would exempt us from the requirement of registering as an investment company for up to one year. After that one-year period, we must either register under the Investment Company Act or seek an administrative exemption from regulation under the Investment Company Act. We filed for exemptive relief on January 5, 2001 even though we are in compliance with the SEC rule in order to obtain greater assurance that we will not be regulated under the Investment Company Act. The granting of such an exemption is a matter of SEC discretion and, therefore, we cannot assure you that, if requested, an exemption of this type would be granted to us.

   If, despite our efforts, we were required to register as an investment company, we would have to comply with substantive requirements under the Investment Company Act applicable to registered investment companies. These requirements include:

  .  limitations on our ability to borrow;

  .  limitations on our capital structure;

  .  restrictions on acquisitions of interests in associated companies;

  .  prohibitions on transactions with affiliates;

  .  restrictions on specific investments; and

  . compliance with reporting, record keeping, voting, proxy disclosure, and other rules and regulations.

These rules and regulations would significantly change our operations and prevent us from executing our business model.

   In addition, our associated companies that are not U.S. companies with business models similar to ours, Emicom Group, Launchworks, and Dolphin Interventures, may become subject to regulation under the Investment Company Act in the future if they have more than 100 U.S. shareholders or become publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting, or trading in securities. These companies could not feasibly operate as registered investment companies. If any associated companies become subject to regulation under the Investment Company Act, they would be subject to the operating restrictions described above.

 Other Regulations and Legal Uncertainties

   As of the date of this report, there are few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection and use of data from web site visitors and related privacy issues, pricing, content, copyrights, promotions, distribution and quality of goods and services, registration of domain names and use, and export and distribution of encryption technology. The enactment of any additional laws or regulations may impede the growth of the Internet, enterprise web solutions, and e-commerce, which could decrease our revenues and the revenues of our associated companies and place additional financial burdens on us and them.

   E-commerce businesses are subject to the same numerous laws affecting interstate and international commerce in general. However, the application of these laws to online business is sometimes unclear. Laws and regulations directly applicable to e-commerce and Internet communications are becoming more prevalent. For example, Congress recently enacted laws regarding online copyright infringement and may enact laws relating to the extent to which companies are able to use and disclose information they obtain online and may tax or permit states to tax Internet access or sales of products and services delivered over the Internet.

Proprietary Rights

   We and our associated companies have or are seeking copyrights and patents with respect to software applications, web sites, business processes, innovations, designs, and other works of authorship or invention. These materials may constitute an important part of our collective assets and competitive strengths. Federal law generally protects copyrights for a period ending on the earlier of 100 years from the creation of the underlying work or 75 years from the publication of the underlying work. "divine," "divine interVentures," and "Internet Zaibatsu" are our trademarks. We have applied to register these marks with the United States Patent and Trademark Office. All other brand, product, or company names in this report are trade names, trademarks, or service marks of their respective owners.

Employees

   As of December 31, 2000, we had 47 employees, and our majority-owned associated companies had 852 employees. We believe that our relations with our employees are generally good.

ITEM 2. PROPERTIES

   Our corporate headquarters and principal operational facilities are currently located in 125,943 square feet of leased space at 1301 N. Elston Avenue, Chicago, Illinois 60622, which is rented under a ten-year lease. We also lease 76,136 square feet of additional office space at 3333 Warrenville Road, Lisle, Illinois 60532, which is rented under a ten-year lease, 49,701 square feet at 1 North Dearborn St., Chicago, Illinois, which is rented under a ten-year lease, and 55,035 square feet at 547 W. Jackson Blvd., Chicago, Illinois, which is rented under a five-year lease. We also have less significant rental space in additional locations in Chicago and Naperville, Illinois. One of our associated companies, dotspot, inc., enters into short-term occupancy agreements or subleases for some of the excess office space in our facilities with some of our associated companies and with other companies in connection with its incubator services. Our offices are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

   We are not currently a party to any material legal or administrative proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our class A common stock ("Common Stock") is traded on the Nasdaq National Market, Inc. ("Nasdaq") under the symbol "DVIN." On December 31, 2000, the last reported sale price of the Common Stock on Nasdaq was $1.5625 per share. At December 31, 2000, there were approximately 900 record holders of the Common Stock. The table below sets forth the high and low sales prices of shares of Common Stock on Nasdaq for the periods indicated.

   We have not paid any dividends on our Common Stock. We intend to continue to retain our earnings to finance our growth and for general corporate purposes. We do not anticipate paying any dividends in the foreseeable future.

                               Market Information

                                                                   Common Stock
                                                                   ------------
                                                                    High   Low
                                                                   ------ -----
Period From July 11, 2000 (initial public offering):
  3rd Quarter..................................................... $12.44 $3.62
  4th Quarter.....................................................   4.25  1.00

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data has been derived from our audited consolidated financial statements for the year ended December 31, 2000 and the period from May 7, 1999 (inception) through December 31, 1999. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                                                   Period from
                                                                   May 7, 1999
                                                                   (inception)
                                                      Year Ended     through
                                                     December 31,  December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                       (in thousands, except
                                                     share and per share data)
Consolidated Statement of Operations Data:
Revenues...........................................  $    44,079    $    1,037
Total operating expenses...........................      346,621        10,465
Net loss applicable to common stockholders.........     (528,182)      (12,927)
Basic and diluted net loss per share applicable to
 common stockholders...............................  $     (7.84)   $    (4.59)
Shares used in computing basic and diluted net loss
 per share.........................................   67,390,746     2,816,074
                                                           December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Consolidated Balance Sheet Data:
Cash and cash equivalents..........................  $   252,533    $  162,841
Working capital....................................      254,228       138,280
Total assets.......................................      420,181       238,872
Long-term obligations..............................        7,777           281
Total stockholders' equity.........................  $   367,883    $  205,234

For an explanation of the determination of the number of shares used in computing basic and diluted net loss per share, see Note 1(n) of the notes to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   We are an enterprise web solutions company that provides critical infrastructure software and technology solutions for enterprises worldwide, as well as integration, training, and sales and marketing services to support those solutions. We provide these services directly and through certain members of our community of associated companies, consisting of 39 companies as of December 31, 2000 which offer integrated solutions to business enterprises, e-commerce, and vertical markets. Our current focus is on offering a complete enterprise solution specifically designed and promoted for use in a web environment. We announced our strategy to focus on enterprise web solutions in February 2001. We expect to concentrate our efforts and resources on this quickly growing enterprise software and technology segment. We expect that our offering will include an enterprise information portal ("EIP") that combines specialization in vertical markets and proven software and other applications.

   We were formed in May 1999 as divine interVentures, inc., and in February 2001 we changed our name to divine, inc. On June 30, 1999, we began start-up and organizational activities, including building our management team, raising our initial capital, hiring technical and operational personnel, and marketing our business, which was initially focused on business-to-business e-commerce. Since September 30, 1999, we established or acquired interests in 53 associated companies. As of December 31, 2000, our community of associated companies consisted of 39 companies.

   Many of our associated companies possess leading-edge applications, content, collaboration, multimedia, infrastructure, and hosting capabilities which we plan to include as part of our integrated enterprise solution. We expect to spend a portion of our available cash and to issue shares of our class A common stock in future periods to acquire additional interests in certain of these companies, many of which may become our wholly-owned subsidiaries, and to acquire other companies that offer products or services that complement and enhance our complete enterprise solution.

   Many of our associated companies remain primarily focused on e-commerce and vertical markets. We anticipate that most of these companies will be accounted for under the equity method in future periods, as we expect to own minority interests in these companies. We may, but do not expect to, invest additional funds into these companies in future periods. Because we have not yet implemented our new strategy to deliver integrated enterprise web solutions, the discussion of our current operations, as well as those for the year ended December 31, 2000 and the period from May 7, 1999 (inception) through December 31, 1999 (the period ended December 31, 1999) focus on our activities as an Internet holding company actively engaged in business-to-business e-commerce.

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

   Because we have acquired significant interests in business-to-business e-commerce companies, many of which generate net losses, we expect to experience significant volatility in our quarterly results. We do not know if we will report net income in any period, and we expect that we will report fluctuating net losses for the foreseeable future. Although our associated companies may report net losses in the future, we may record further income or losses in certain periods due to one-time transactions incidental to our ownership interests in, and advances to, associated companies. These one-time transactions may include dispositions of, or changes to, our associated company ownership interests, dispositions of our holdings of available-for-sale securities, and impairment charges.

   Many of our associated companies are in the early stages of development. Our associated companies generally increase their spending as they market themselves, develop their various products and services, and implement infrastructure such as web site development and hiring key employees. The net losses incurred by these associated companies generally increase along with the level of these expenditures. We anticipate that this trend will continue as our associated companies develop and if we acquire interests in additional companies that are in the early stages of development.

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

   On July 18, 2000, we completed an initial public offering ("IPO") of 14,285,000 shares of our class A common stock at an offering price of $9.00 per share with proceeds to us of approximately $109,244,000, net of underwriters' fees of $9,000,000 and other offering expenses of $10,321,000. Our class A common stock is quoted on the Nasdaq National Market. We also raised an additional $258,914,000 of proceeds, including $218,597,000 of cash proceeds, from private offerings concurrent with our IPO. We sold 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting class C convertible common stock in those private placements. Our class C common stock converts on a share-for-share basis into our class A common stock.

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

Consolidation

   Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company. The results of operations of our consolidated associated companies, as well as our share of net income (loss) from our equity method associated companies, are reflected in our consolidated financial statements from the acquisition date of the related associated company.

   Our associated companies accounted for under the consolidation method of accounting at December 31, 2000 included the companies in the table below. The asterisk ("*") denotes associated companies that we established. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of unexercised options or warrants. We have contributed an aggregate of $81,410,000 for start-up financing through December 31, 2000 to the 13 associated companies that we have established to date. We anticipate that our contributions to these companies will decrease significantly in future periods, as many have ceased operations or have been collapsed into our operations. Two of these associated companies have used $13,000,000 of this amount to acquire interests in three associated companies. The terms and amount of any funding to these associated companies are potentially subject to significant changes.

                                                         Associated
                                                          Company   Our Equity
Associated Company                                         Since    Ownership
- ------------------                                       ---------- ----------
bid4real.com, inc.......................................   1/24/00     54.3%
Buzz msp, Inc.*(1)......................................  10/26/99    100.0%
dotspot, Inc.*..........................................  10/26/99    100.0%
FiNetrics, Inc.*(2).....................................   11/3/99    100.0%
iFulfillment, Inc.......................................   1/28/00     59.1%
i-Street, Inc.(3).......................................  11/23/99     63.8%
LightsEdge, Inc. (formerly known as Knowledge divine,
 inc.)*.................................................  10/26/99    100.0%
LiveOnTheNet.com, Inc.(4)...............................   12/8/99     76.9%
mindwrap, inc. .........................................  11/19/99     97.1%
NetUnlimited, Inc.......................................   3/24/00     76.9%
OpinionWare.com, Inc. ..................................   12/8/99     54.4%
Panthera Productions, LLC...............................   3/30/00     62.9%
Parlano, Inc. ..........................................   2/11/00     69.5%
salespring, inc.!!*(5)..................................  10/26/99    100.0%
ViaChange.com, Inc. ....................................   1/31/00     70.3%
Web Design Group, Inc.(1)...............................   2/11/00     66.7%
Westbound Consulting, Inc(1)............................   2/11/00     65.0%
Xqsite, Inc.*...........................................  10/26/99    100.0%

- --------
(1) In February 2001, we acquired the minority interest of Web Design Group. In March 2001, we acquired the minority interest of Westbound Consulting while retaining an 83.8% interest in Westbound Consulting Services Pvt. Ltd, a subsidiary of Westbound Consulting. Web Design Group, Westbound Consulting, and Buzz msp were merged into divine Global Services, Inc. in 2001. We own 100% of divine Global Services, Inc.
(2) Effective March 2001, FiNetrics ceased all business operations.
(3) Excludes our $1,500,000 investment in shares of i-Street's non-voting, non-convertible preferred stock, which is redeemable at i-Street's option any time before March 2003. In January 2001, our ownership in i-street was restructured so that our voting ownership was reduced to 25.1%.
(4) Excludes our 5,000 shares of LiveOnTheNet's non-voting, non-convertible preferred stock, which is redeemable at LiveOnTheNet's option any time before April 2001 with respect to 477 shares.
(5) Effective February 2001, the operations of salespring were collapsed into our operations, and salespring ceased operating as an independent business.

 Equity Method

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

   The net effect of an associated company's results of operations on our results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because, under each of these methods, only our share of the earnings or losses of an associated company is reflected in the net loss in our consolidated statement of operations. However, the presentation of the consolidation method differs dramatically from the equity method of accounting. The consolidation method presents associated company results in the applicable line items within our consolidated financial statements. In contrast, the equity method of accounting presents associated company results in a single category, "equity in losses of associated companies" within our consolidated statement of operations.

   Our associated companies accounted for under the equity method of accounting at December 31, 2000 included the following companies. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of unexercised options or warrants.

                                                       Associated   Our Equity
Associated Company                                    Company Since Ownership
- ------------------                                    ------------- ----------
Aluminium.com, Inc. .................................    3/10/00      34.6%
closerlook, inc......................................     2/1/00      40.9%
Dolphin Interventures (formerly known as Latin
 American Econetworks N.V.)..........................    7/26/00      37.4%
Emicom Group, Inc. ..................................     4/3/00      33.0%(1)
eReliable Commerce, Inc. ............................    3/15/00      45.7%
Farms.com, Ltd. .....................................    4/28/00      40.7%(2)
iGive.com, inc. .....................................    2/11/00      32.1%
iSalvage.com, Inc.(3)................................     2/3/00      36.4%
Launchworks inc. ....................................    2/25/00      40.4%(4)
Mercantec, Inc. .....................................    2/11/00      41.9%(5)
Outtask.com Inc. ....................................   12/10/99      28.9%
Perceptual Robotics, Inc. ...........................    2/14/00      33.3%
TV House, Inc. ......................................     3/8/00      42.0%
United Process Group, Inc. (formerly known as
 eFiltration.com, Inc.)(6)...........................    2/11/00      45.3%
Xippix, Inc. ........................................     2/4/00      31.5%

- --------
(1) Beginning March 24, 2002, Emicom will have a right to cause us to purchase all of its outstanding common stock, which right will terminate under certain circumstances, including Emicom's completion of an initial public offering.
(2) We also hold warrants to purchase shares of common stock of Farms.com. Giving effect to the exercise of these warrants, we would hold 45.3% of both the equity and the voting power of Farms.com.
(3) In February 2001, iSalvage ceased all business operations.
(4) We also hold warrants to purchase shares of common stock of Launchworks. Giving effect to the exercise of these warrants, we would hold 49.4% of both the equity and voting power of Launchworks.

(5) We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 44.3% of both the equity and voting power of Mercantec.
(6) In connection with our investment in United Process Group (UPG), we may be required to make an additional investment of $11,000,000 if UPG meets certain revenue goals for the twelve-month period ending May 31, 2001.

 Cost Method

   Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings and losses of these companies is not included in our consolidated statements of operations unless earnings or losses are distributed.

   We expect to record our ownership interest in equity securities of our associated companies accounted for under the cost method at the lesser of cost or fair value. Those cost method associated companies that have readily determinable fair values based on quoted market prices are classified in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Our associated companies accounted for under the cost method of accounting, or under SFAS No. 115 (as marked with a cross ("+")) at December 31, 2000, included the following companies. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of options or warrants.

                                                       Associated   Our Equity
Associated Company                                    Company Since Ownership
- ------------------                                    ------------- ----------
Commerx, Inc. .......................................   11/19/99       0.9%
comScore, Inc. ......................................   10/29/99       0.6%
FuelQuest, Inc. .....................................   10/06/00       3.0%
NTE, Inc. (formerly known as The National
 Transportation Exchange, Inc.) .....................   10/29/99       5.3%
Neoforma.com, Inc.+..................................   10/14/99       0.7%
Sequoia Software Corporation+ (1)....................   11/23/99       8.0%

- --------
(1) In March 2001, Sequoia Software Corporation agreed to be acquired by Citrix Systems, Inc. in a cash tender offer for $5.64 per share. We expect that we will receive approximately $13,174,000 for our 2,335,770 shares of Sequoia upon consummation of that tender offer.

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

Deconsolidation

   In October 2000, Oilspot.com, Inc. ("Oilspot") repurchased an amount of its shares from us that reduced our ownership in Oilspot from 55.6% to 28.5%. As part of this transaction, the $1,500,000 note payable by us to Oilspot, and the related interest due, was cancelled. Immediately following that repurchase, we exchanged our remaining ownership interest in Oilspot for an ownership interest of 3.0% in FuelQuest, Inc. in connection with the acquisition of Oilspot by FuelQuest. Beginning in October 2000, we accounted for our investment in FuelQuest on the cost basis.

Results of Operations

   We were formed in May 1999. The discussion below regarding our results of operations includes comparisons between the year ended December 31, 2000 and the period from May 7, 1999 (inception) through December 31, 1999 (period ended December 31, 1999). However, as of December 31, 1999, our operations were in the very early stage and we owned a relatively small number of our current equity interests in associated companies, which account for the majority of our operations. The early stage of our operations and relatively low level of activity through December 31, 1999 affects the comparability of our operations for the year ended December 31, 2000 and the period ended December 31, 1999.

 Year Ended December 31, 2000 vs. Period Ended December 31, 1999

 General

   During the year ended December 31, 2000, we acquired controlling majority voting interests in BeautyJungle.com, Inc., bid4real.com, inc., NetUnlimited, Oilspot.com, Inc., Panthera Productions LLC, Parlano, Inc., ViaChange.com, Inc., Web Design Group and Westbound Consulting, Inc., and made contributions to our wholly-owned subsidiary, Skyscraper Management, L.L.C., through which we managed Skyscraper Ventures, L.P. as general partner, for total aggregate consideration of $68,043,000, including $5,000,000 in the form of promissory notes, all of which have since been paid. In addition, we issued a total of 10,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, in connection with our acquisition of Parlano. These shares were converted into 1,666,666 shares of class A common stock upon completion of our initial public offering. We also acquired significant minority ownership interests in 18 new associated companies, which we account for under the equity method of accounting, for total consideration of $216,388,000, including $75,971,000 in the form of promissory notes, all of which have since been paid. In addition, we issued a total of 3,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, which converted into 499,999 shares of class A common stock upon completion of our initial public offering, in connection with our acquisitions of two of the 18 equity method companies, closerlook and Perceptual Robotics. In April 2000, we made an additional investment in OpinionWare.com, Inc., an associated company since December 1999, that caused OpinionWare to become a consolidated associated company, whereas it was an equity method associated company prior to this additional investment. In August 2000, we made an additional investment in iFulfillment, Inc., an associated company since January 2000, that caused us to account for iFulfillment as a consolidated associated company instead of an equity method associated company.

 Revenues

   We generated revenues totaling $44,079,000 for the year ended December 31, 2000, which is an increase of $43,042,000 over revenues of $1,037,000 for the period ended December 31, 1999. The total revenues for the year ended December 31, 2000 included approximately $5,316,000 from the sale of products, including $2,267,000 related to on-line sales of retail goods and $2,787,000 related to software sales contracts. The total revenues also included approximately $38,763,000 from the sale of services, including $9,646,000 from web design services, $6,396,000 from marketing and public relations services, $4,524,000 from software maintenance contracts, $4,446,000 from web-based advertising, $3,492,000 from facilities management, $2,388,000 from hosting services, and $2,296,000 from inventory management services. Revenues of approximately $8,605,000 were generated from transactions with our equity method associated companies for the year ended December 31, 2000.

   For the period ended December 31, 1999, we generated revenues of approximately $1,037,000. These revenues included approximately $275,000 in management fees as general partner of Platinum Venture Partners

I and II. These revenues also included approximately $272,000 related to software sales contracts and maintenance contracts of mindwrap, one of our consolidated associated companies. Other sources of revenues included $135,000 in web-based advertising, and other infrastructure service revenues such as public relations, consulting and facilities management. Revenues of approximately $293,000 were generated from transactions with our equity method associated companies for the period ended December 31, 1999.

 Cost of Revenues

   For the year ended December 31, 2000, our cost of revenues were approximately $42,266,000, exclusive of $1,274,000 of amortization of stock-based compensation. This is an increase of $41,238,000 over the $1,028,000 (exclusive of $5,000 of amortization of stock-based compensation) cost of revenues we incurred for the period ended December 31, 1999. Cost of revenues for the year ended December 31, 2000 included approximately $37,996,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues for 2000 also included approximately $4,270,000 of direct costs of providing products. Cost of revenues for the period ended December 31, 1999 included approximately $794,000 of direct costs of providing services, consisting primarily of salaries and benefits, and approximately $234,000 of direct costs of providing products.

   The types of revenues to which the cost of revenues for the year ended December 31, 2000 were attributed included web consulting ($10,385,000 cost of revenues), public relations revenues ($6,972,000 cost of revenues), facilities management services ($4,272,000 cost of revenues), inventory management services ($3,716,000 cost of revenues), web-based advertising ($3,402,000 cost of revenues), commissions revenue ($3,190,000 cost of revenues) and hosting services and related product sales ($5,351,000 cost of revenues).

   The types of revenues to which the cost of revenues for the period ended December 31, 1999 were attributed included management fees ($236,000 cost of revenues), software and related maintenance revenues ($165,000 cost of revenues), web-based advertising ($160,000 cost of revenues), and other infrastructure service revenues such as public relations, consulting, and facilities management ($466,000 cost of revenues).

 Selling, General, and Administrative Expenses

   For the year ended December 31, 2000, we incurred selling, general, and administrative expenses of approximately $175,663,000, exclusive of $46,367,000 of amortization of stock-based compensation. This represents an increase of $167,106,000 over the $8,557,000 (exclusive of $740,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the period ended December 31, 1999. These expenses for the year ended December 31, 2000 consisted primarily of approximately $73,606,000 of employee benefits and related compensation, approximately $16,289,000 of marketing costs, approximately $12,000,000 of travel costs, approximately $9,820,000 of facility costs, consisting primarily of rent expense, and approximately $9,752,000 of fees for professional services, including legal, consulting, and accounting. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $21,088,000. Selling, general, and administrative expenses for 1999 included approximately $3,851,000 of employee benefits and related compensation, approximately $1,449,000 of travel costs, approximately $865,000 of professional services, and approximately $332,000 of facility costs.

 Research and Development Expenses

   For the year ended December 31, 2000, we incurred research and development expenses of approximately $12,036,000, exclusive of $428,000 of amortization of stock-based compensation. This represents an increase of $11,903,000 over the $133,000 (exclusive of $2,000 of amortization of stock-based compensation) of research and development expenses for the period ended December 31, 1999. These expenses for the year ended December 31, 2000 consisted primarily of approximately $5,792,000 of employee benefits and related compensation, approximately $2,677,000 of professional fees, and approximately $1,779,000 of marketing expenses.

 Impairment of Investment in Consolidated Associated Companies and Facilities

   For the year ended December 31, 2000, we recorded impairment charges of approximately $57,626,000 for other than temporary declines in the carrying values of certain consolidated associated companies. These charges included, but were not limited to, write-offs of our investments in BeautyJungle, Brandango, and OfficePlanIt, each of which have ceased all meaningful operations and is conducting an orderly wind-up of its business or has filed for bankruptcy.

   Additionally, we recorded an impairment charge of $10,961,000, including declines in the carrying value of property owned by us, improvements made to properties that we no longer consider recoverable and charges related to certain of our operating leases, consisting mainly of the net value of future cash payments to honor operating leases on facilities that we are no longer utilizing.

 Stock-Based Compensation

   For the year ended December 31, 2000, we incurred a non-cash expense of approximately $28,489,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the year ended December 31, 2000, we recovered $7,854,000 of previously recognized compensation expense related to options of terminated employees that had not vested.

   During September 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our stock incentive plan prior to our IPO to $9.00 (the IPO price of our class A common stock), if the exercise price of such options or restricted shares was greater than the IPO price and if the holder agreed to the change. Also during September 2000, we repurchased 3,820,735 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, at prices ranging from $4.50 to $9.00, which represented the lower of the respective exercise price or fair market value on the date of repurchase. Any consideration in excess of the exercise price, as adjusted, was refunded to these holders. As a result of these repurchases, we recorded a one-time stock-based compensation charge of $3,209,000. For the year ended December 31, 2000, we repurchased an additional 613,774 shares of restricted class A common stock from terminated employees.

   Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense in the future for any amount by which the fair value of our class A common stock exceeds $9.00 per share. After giving effect to these changes, as of December 31, 2000, 15,430,225 shares of our class A common stock had been issued under our stock incentive plan, upon exercise of outstanding options or otherwise, at prices ranging from $1.19 to $13.50 per share, and we had outstanding options to purchase 6,559,649 shares of class A common stock under our stock incentive plan, with exercise prices ranging from $1.19 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at December 31, 2000 was approximately $36,641,000.

   From January 1, 2000 through September 21, 2000, we incurred an additional non-cash expense of approximately $5,896,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, we accelerated our recognition of the remaining $18,329,000 of stock-based compensation related to these shares.

   For the period ended December 31, 1999, we incurred a non-cash expense of approximately $747,000 related to the issuance of shares of restricted stock and grants of options to employees and directors under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of the grant. We did not recover any previously recognized compensation expense in 1999.

 Interest Income and Expense

   Interest income for the year ended December 31, 2000 was approximately $15,583,000 and was earned from the investment of our available cash balances. This is an increase of $13,994,000 over the $1,589,000 of interest income earned during the period ended December 31, 1999. Interest expense for the year ended December 31, 2000 was approximately $1,857,000 and was incurred primarily from notes payable to associated companies. This is an increase of $1,652,000 over the $205,000 of interest expense incurred during the period ended December 31, 1999, which was related primarily to borrowings under a previous line of credit.

 Income Taxes

   We recorded no income tax provision or benefit for the year ended December 31, 2000 or the period ended December 31, 1999. Because we have no history of taxable income through December 31, 2000, the tax benefit associated with our net losses has been fully reserved. As of December 31, 2000 we had total net operating loss carryforwards of approximately $152,451,000, of which approximately $88,009,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $64,442,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of prior ownership changes. The net operating loss carryforwards will expire from 2019 through 2020.

   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of December 31, 2000.

 Minority Interest

   Minority interest of approximately $18,169,000 and $51,000 represents the non-controlling stockholders' share of our consolidated associated companies' net losses for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

 Net Gain on Stock Transactions of Associated Companies

   Net gain on stock transactions of associated companies of approximately $4,375,000 for the year ended December 31, 2000 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments and other stock transactions of these associated companies. The gain was attributed mainly to issuances of stock by Launchworks, which accounted for approximately $4,430,000 and closerlook, which accounted for approximately $847,000. The gain was reduced by a loss of approximately $1,011,000 resulting from the redemption of shares by Mercantec. We expect to record future gains and/or losses as more of our associated companies engage in stock transactions. Because none of our associated companies had any such stock transactions during the period ended December 31, 1999, we had no such gains or losses during that period.

 Equity in Losses of Associated Companies

   Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $53,627,000 in net losses for the year ended December 31, 2000 and $672,000 in net losses for the period ended December 31, 1999. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $36,994,000 for the year ended December 31, 2000 and $742,000 for the period ended December 31, 1999.

 Impairment of Investment in Equity and Cost Method Associated Companies

   For the year ended December 31, 2000, we recorded impairment charges of approximately $113,125,000 for other than temporary declines in the carrying values of certain equity and cost method associated companies. These charges included the write-down of our net investment in BidBuyBuild to $200,000, which was the value at which it was sold in October 2000, and the write-down of our net investment in iSalvage to $72,000. iSalvage has ceased all meaningful business operations and is currently in the liquidation process. The impairment charges also included write-offs of our investments in CapacityWeb, Entrepower, PocketCard, and Whiplash, each of which has ceased all meaningful operations and has conducted or is conducting an orderly wind-up of its business or has filed for bankruptcy. In conjunction with the sale of BidBuyBuild, we also received a warrant to acquire 5% of the shares of BidBuyBuild with an exercise price of approximately $100,000. In addition, the carrying values of certain other equity and cost method associated companies were written down to their estimated fair values.

Summary of Currently Expected Fixed Charges

   The following table summarizes the fixed charges as of December 31, 2000 that we currently expect to incur over the next four years for amortization of
(1) identifiable intangible assets and goodwill, (2) our net excess investment over our equity in the net assets of associated companies, and (3) unearned stock-based compensation:

                                                      Year
                                  --------------------------------------------
Amortization of:                     2001        2002        2003       2004
- ----------------                  ----------- ----------- ----------- --------
Identifiable Intangible Assets
 and Goodwill.................... $ 5,661,000 $ 2,401,000 $   559,000 $    --
Our Net Excess Investment........   4,122,000   3,463,000     313,000      --
Unearned Stock-Based
 Compensation*...................  12,675,000  11,821,000  11,531,000  614,000
                                  ----------- ----------- ----------- --------
  Total.......................... $22,458,000 $17,685,000 $12,403,000 $614,000
                                  =========== =========== =========== ========

- --------
* These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees which are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

   As of December 31, 2000, we had cash and cash equivalents of approximately $252,533,000, including cash and cash equivalents of $24,443,000 held by our consolidated associated companies, consisting almost entirely of funds raised in our IPO and in private placements of securities. Our cash and cash equivalents as of December 31, 2000 represented an increase of approximately $89,692,000 from approximately $162,841,000 as of December 31, 1999. The net increase in cash and cash equivalents was due primarily to proceeds from issuance of preferred stock of approximately $230,720,000, proceeds from our IPO of approximately $109,244,000, and proceeds from our private placements concurrent with our IPO of approximately $218,597,000. These increases were partially offset by acquisitions of ownership interests in associated companies of approximately $172,760,000, repayments on notes payable to associated companies of approximately $101,187,000, and net cash used in operating activities of approximately $153,792,000.

   As of December 31, 2000, we were negotiating with LaSalle Bank N.A. to enter into a $25,000,000 line of credit, which was finalized on January 29, 2001. The line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. In addition, our obligations under our office lease in Lisle, Illinois are secured by a letter of credit for $443,000 issued by Bank of America.

   We continually examine all of our associated companies to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company's development of its business plans and objectives and progress toward achievement of its performance goals. As of December 31, 2000, we have recognized $170,751,000 of impairment charges related to our associated companies. In conjunction with our new strategic direction, we will continue to evaluate the remaining associated companies in our portfolio to determine whether we will make any future contributions to their capital. We expect that we will be making significant contributions only to our associated companies that provide products or services that are included in our integrated web solutions platform.

   On May 5, 2000, we committed to contribute a total of $10,000,000 to Skyscraper Ventures, L.P. ("Skyscraper"). Of this amount, $9,860,000 was in our capacity as a limited partner and $140,000 was in our capacity as the general partner. On June 8, 2000, we contributed $2,310,000 to Skyscraper as a limited partner and $33,000 as the general partner. However, on December 1, 2000, we made the decision to no longer manage or fund Skyscraper. Based upon this decision, Skyscraper returned $1,285,000 of our limited partnership investment, returned $18,000 of our general partnership investment and cancelled our remaining funding commitments. Additionally, we will receive share interests from Skyscraper in Novarra, Inc. (the only investment made by Skyscraper). These share interests, which represent a non-significant minority interest in Novarra, Inc., are valued at our cost of $714,000, which equals estimated fair value.

   In July 2000, we spent approximately $10,761,000 to acquire commercial property in Chicago. We paid an additional $3,571,000 in 2000 for the development of this property. However, development of this property no longer complements our new strategic direction. We continue to hold our investment in the commercial property, although we listed the property for sale in February 2001.

   Concurrent with our IPO in July 2000, we sold 7,257,455 shares of our class A common stock and 23,288,511 shares of our non-voting class C convertible common stock in private placements. Our total proceeds from the concurrent private placements were $258,914,000, which includes a $25,000,000 credit toward the purchase by us of co-location and bandwidth services from Level 3 Communications, and shares of common stock of CMGI, Inc. (CMGI) valued at $15,317,000 at that time. Our ownership interest in CMGI had a cost basis of $41.18 per share and a fair value of $5.59 per share at December 31, 2000. Our cash proceeds from these concurrent private placements were approximately $218,597,000. In connection with these private placements: (1) we have agreed under our Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services, and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area; we are currently working to restructure our relationship with Microsoft, including the Alliance Agreement, to focus on our enterprise web solutions strategy and Microsoft's ".NET" strategy, although there can be no assurance that we will successfully achieve that goal; (2) we entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would be credited as payment by Level 3 for its purchase of shares from us; we are actively negotiating the terms of a definitive agreement concerning these services, which we expect to complete; and (3) we have agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years.

   In addition, in connection with our private placement to 360networks, we also purchased 374,181 subordinated voting shares of 360networks in a private placement concurrent with 360networks' initial public offering on April 26, 2000. We purchased 93,545 shares at a purchase price of $5.00 per share and 280,636 shares at a price of $13.23 per share, which represents the 360networks' initial public offering price, less underwriting discounts, for a total purchase price of $4,181,000. We completed our purchase of these shares on April 26, 2000, at which time the shares had an aggregate market value of $5,239,000. Our ownership interest in 360networks had a cost basis of $11.17 per share and a fair value of $12.75 per share at December 31, 2000.

   In February 2000, Neoforma.com, Inc. (Neoforma) completed an initial public offering of its common shares at $13.00 per share. Neoforma, which became one of our associated companies in October 1999, is a leading provider of business-to-business e-commerce solutions to the global medical marketplace. At December 31, 2000, our ownership interest in Neoforma had a cost basis of $5.68 per share and a fair value of $0.81 per share.

   In May 2000, Sequoia Software Corporation completed an initial public offering of its common shares at $8.00 per share. Sequoia, which became one of our associated companies in November 1999, is a leading provider of Internet infrastructure software based on the XML programming language for web applications. At December 31, 2000, our ownership interest in Sequoia had a cost basis of $2.81 per share and a fair value of $1.91 per share. In March 2001, Sequoia agreed to be acquired by Citrix Systems, Inc. in a cash tender offer for $5.64 per share. We expect that we will receive approximately $13,174,000 for our 2,335,770 shares of Sequoia upon consummation of that tender offer.

   At December 31, 2000, we had approximately $12,404,000 in available-for-sale securities, consisting of shares of Neoforma, Sequoia, 360networks, and CMGI.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," (SFAS No. 133) which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters beginning after December 31, 2000. We do not anticipate that SFAS No. 133 will have a material effect on our financial position or our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Equity Price Risk--At December 31, 2000, we had approximately $12,404,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have experienced significant volatility, specifically in 2000. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 3.0% of our total assets at December 31, 2000.

   Interest Rate Risk--At December 31, 2000, we had approximately $252,533,000 in cash and cash equivalents. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts and short-term federal agency securities. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value as well because of their short-term nature. Nearly all of our long-term debt relates to a note that an executive officer of one of our associated companies extended to that associated company. We expect that this long-term debt will be converted into equity of that associated company.

   Foreign Currency Exchange Risk--Our financial market risk includes risks associated with our ownership interests in three associated companies that transact business in foreign currencies. Through December 31, 2000, we have not experienced any significant impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency.

   Impairment Risk--At December 31, 2000, we held ownership interests in 37 associated companies that were not publicly traded. We assess the net realizable value of these associated companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our investment. For the year ended December 31, 2000, we incurred approximately $181,712,000 in impairment charges, related mainly to our investment in equity method associated companies and the goodwill and/or specific assets associated with our investment in consolidated associated companies. We may incur additional impairment charges in future periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
DIVINE, INC. AND SUBSIDIARIES
Independent Auditors' Report..............................................   31
Consolidated Balance Sheets as of December 31, 2000 and 1999..............   32
Consolidated Statements of Operations for the year ended December 31, 2000
 and the period ended December 31, 1999...................................   33
Consolidated Statements of Stockholders' Equity for the year ended
 December 31, 2000 and the period ended December 31, 1999.................   34
Consolidated Statements of Cash Flows for the year ended December 31, 2000
 and the period ended December 31, 1999...................................   36
Notes to Consolidated Financial Statements................................   37
Independent Auditors' Report on Supplemental Schedule II..................   63
Supplemental Schedule II..................................................   64

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
divine, inc.:

   We have audited the accompanying consolidated balance sheets of divine, inc. and subsidiaries (formerly known as divine interVentures, inc. and subsidiaries) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from May 7, 1999 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of divine, inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for year ended December 31, 2000 and the period from May 7, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Chicago, Illinois
March 30, 2001
                                  divine, inc.

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                              (in thousands,
                                                             except share and
                                                              per share data)
                          Assets
Current assets:
 Cash and cash equivalents.................................  $252,533  $162,841
 Restricted cash...........................................     2,143       --
 Accounts receivable, less allowance for doubtful accounts
  of $6,863 and $587.......................................     7,678     2,629
 Available-for-sale securities.............................    12,404       --
 Notes receivable..........................................       179     4,075
 Prepaid expenses..........................................     1,959       912
 Other current assets......................................     4,903       479
                                                             --------  --------
 Total current assets......................................   281,799   170,936
Property and equipment, net................................    33,820     3,927
Goodwill and other intangible assets, net of accumulated
 amortization of $21,170 and $595..........................     8,621    17,840
Ownership interests in associated companies................    65,939    44,455
Prepaid co-location and bandwidth services.................    25,000       --
Deferred offering costs....................................       --      1,612
Restricted cash............................................     1,000       --
Other noncurrent assets....................................     4,002       102
                                                             --------  --------
 Total assets..............................................  $420,181  $238,872
                                                             ========  ========
           Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable..........................................  $ 10,193  $  3,524
 Accrued payroll expenses..................................     1,631     1,107
 Accrued professional fees.................................     2,091       --
 Current portion of facilities impairment..................     2,257       --
 Current portion of capital leases.........................     2,868       170
 Other accrued expenses and current liabilities............     6,579     4,819
 Notes payable.............................................       521    22,500
 Deferred revenue..........................................     1,431       536
                                                             --------  --------
 Total current liabilities.................................    27,571    32,656
Long-term debt.............................................       826       --
Capital leases.............................................     3,801       119
Other noncurrent liabilities...............................       144       162
Long-term facilities impairment............................     3,006       --
Minority interest..........................................    16,950       701
Stockholders' equity:
 Series C senior convertible preferred stock, $.001 par
  value; 0 and 200,000,000 shares authorized; 0 and
  190,062,125 shares issued and outstanding................       --        190
 Series B-1 junior convertible preferred stock, $.001 par
  value; 0 and 25,000,000 shares authorized; 0 and
  2,712,000 shares issued and outstanding..................       --          3
 Series B-2 junior convertible preferred stock, $.001 par
  value; 0 and 21,000,000 shares authorized; 0 and
  20,100,000 shares issued and outstanding.................       --         20
 Series A-1 junior convertible preferred stock, $.001 par
  value; 0 and 48,000,000 shares authorized; 0 and
  9,236,600 shares issued and outstanding..................       --          9
 Series A-2 junior convertible preferred stock, $.001 par
  value; 0 and 39,000,000 shares authorized; 0 and
  37,750,000 shares issued and outstanding.................       --         38
 Class A common stock, $.001 par value; 2,500,000,000 and
  900,000,000 shares authorized; 128,382,154 and 3,791,614
  shares issued; 127,390,478 and 3,791,614 shares
  outstanding..............................................       128         4
 Class B common stock, $.001 par value; 0 and 100,000,000
  shares authorized; 0 and 2,041,662 shares issued and
  outstanding..............................................       --          2
 Class C common stock, $.001 par value; 100,000,000 and 0
  shares authorized; 6,777,777 and 0 shares issued and
  outstanding..............................................         7       --
 Additional paid-in capital................................   956,110   241,036
 Notes receivable from exercise of stock options...........    (5,636)      --
 Unearned stock-based compensation.........................   (36,641)  (26,661)
 Accumulated other comprehensive income....................   (20,011)      --
 Treasury stock, class A common, at cost; 741,676 and 0
  shares...................................................    (5,592)      --
 Accumulated deficit.......................................  (520,482)   (9,407)
                                                             --------  --------
 Total stockholders' equity................................   367,883   205,234
                                                             --------  --------
 Total liabilities and stockholders' equity................  $420,181  $238,872
                                                             ========  ========

          See accompanying notes to consolidated financial statements divine, inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Period from
                                                                May 7, 1999
                                                Year Ended  (inception) through
                                               December 31,    December 31,
                                                   2000            1999
                                               ------------ -------------------
                                               (in thousands, except share and
                                                       per share data)
Revenues:
  Products....................................  $    5,316       $     313
  Services....................................      38,763             724
                                                ----------       ---------
    Total revenues............................      44,079           1,037
                                                ----------       ---------
Operating expenses:
  Cost of revenues:
   Products (exclusive of $123 and $0 of
    amortization of stock-based
    compensation).............................       4,270             234
   Services (exclusive of $1,151 and $5 of
    amortization of stock-based
    compensation).............................      37,996             794
                                                ----------       ---------
    Total cost of revenues....................      42,266           1,028
  Selling, general and administrative
   (exclusive of $46,367 and $740 of
   amortization of stock-based compensation)..     175,663           8,557
  Research and development (exclusive of $428
   and $2 of amortization of stock-based
   compensation)..............................      12,036             133
  Impairment of investment in consolidated
   associated companies.......................      57,626             --
  Impairment of facilities....................      10,961             --
  Stock-based compensation....................      48,069             747
                                                ----------       ---------
    Total operating expenses..................     346,621          10,465
                                                ----------       ---------
    Operating loss............................    (302,542)         (9,428)
                                                ----------       ---------
Other income (expense):
  Interest income.............................      15,583           1,589
  Interest expense............................      (1,857)           (205)
  Other expense, net..........................        (301)            --
                                                ----------       ---------
    Total other income........................      13,425           1,384
  Loss before minority interest, net gain on
   stock transactions of associated companies,
   equity in losses of associated companies
   and impairment of investment in equity
   method and cost method associated
   companies..................................    (289,117)         (8,044)
Minority interest.............................      18,169              51
Net gain on stock transactions of associated
 companies....................................       4,375             --
Equity in losses of associated companies......     (90,621)         (1,414)
Impairment of investment in equity method and
 cost method associated companies.............    (113,125)            --
                                                ----------       ---------
    Net loss..................................    (470,319)         (9,407)
Accretion of redeemable preferred stock
 dividends....................................      (8,037)            --
Accretion of preferred stock dividends........      (9,070)         (3,520)
Deemed dividends..............................     (40,756)            --
                                                ----------       ---------
    Net loss applicable to common
     stockholders.............................  $ (528,182)      $ (12,927)
                                                ==========       =========
    Basic and diluted net loss per share
     applicable to common stockholders........  $    (7.84)      $   (4.59)
    Shares used in computing basic and diluted
     net loss per share.......................  67,390,746       2,816,074

          See accompanying notes to consolidated financial statements divine, inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                          Notes
                                                                        receivable
                                                                           from                                       Accumulated
                      Preferred stock       Common stock     Additional  exercise    Unearned                            other
                    --------------------  ------------------  paid-in    of stock  stock-based  Treasury Accumulated comprehensive
                       Shares     Amount    Shares    Amount  capital    options   compensation  stock     deficit      income
                    ------------  ------  ----------  ------ ---------- ---------- ------------ -------- ----------- -------------
Balance at May 7,
1999 (inception)..           --   $ --           --    $--    $    --      $--       $   --       $--     $     --     $    --
 Comprehensive
 loss:
 Net loss.........           --     --           --     --         --       --           --        --        (9,407)        --
 Total
 comprehensive
 loss.............
Issuance of Class
A common stock....           --     --     3,449,956      4         17      --           --        --           --          --
Issuance of Class
B common stock....           --     --     2,041,662      2         10      --           --        --           --          --
Issuance of Series
A-1 preferred
stock.............     9,236,600      9          --     --       2,287      --           --        --           --          --
Issuance of Series
A-2 preferred
stock.............    37,750,000     38          --     --       9,387      --           --        --           --          --
Issuance of Series
B-1 preferred
stock.............     2,712,000      3          --     --       1,341      --           --        --           --          --
Issuance of Series
B-2 preferred
stock.............    20,100,000     20          --     --      10,018      --           --        --           --          --
Issuance of Series
C preferred
stock.............   190,062,125    190          --     --     189,031      --           --        --           --          --
Exercise of stock
options--Class A
common stock......           --     --       341,658    --       1,537      --           --        --           --          --
Unearned stock-
based
compensation......           --     --           --     --      27,408      --       (27,408)      --           --          --
Stock-based
compensation......           --     --           --     --         --       --           747       --           --          --
                    ------------  -----   ----------   ----   --------     ----      -------      ----    ---------    --------
Balance at
December 31,
1999..............   259,860,725    260    5,833,276      6    241,036      --       (26,661)      --        (9,407)        --
 Comprehensive
 loss:
 Net loss.........           --     --           --     --         --       --           --        --      (470,319)        --
 Other
 comprehensive
 loss:
  Unrealized
  holding loss
  during the
  year............           --     --           --     --         --       --           --        --           --      (20,011)
 Total
 comprehensive
 loss.............
Issuance of Series
F preferred
stock.............    11,500,000     11          --     --      14,719      --           --        --           --          --
Conversion from
Class B common
stock to Class A
common stock......           --     --    (2,041,662)    (2)       --       --           --        --           --          --
Conversion of
Class A common
stock from Class B
common stock......           --     --     2,041,662      2        --       --           --        --           --          --
Conversion of
preferred stock to
Class A common
stock, net of 1/6
conversion
factor............  (271,360,725)  (271)  45,226,788     45        226      --           --        --           --          --
Conversion of
redeemable
preferred stock to
Class A common
stock net of 1/6
conversion factor
and capital
raising costs.....           --     --    35,880,721     36    223,134      --           --        --           --          --
                        Total
                    stockholders'
                       equity
                    -------------
Balance at May 7,
1999 (inception)..    $     --
 Comprehensive
 loss:
 Net loss.........       (9,407)
                    -------------
 Total
 comprehensive
 loss.............       (9,407)
                    -------------
Issuance of Class
A common stock....           21
Issuance of Class
B common stock....           12
Issuance of Series
A-1 preferred
stock.............        2,296
Issuance of Series
A-2 preferred
stock.............        9,425
Issuance of Series
B-1 preferred
stock.............        1,344
Issuance of Series
B-2 preferred
stock.............       10,038
Issuance of Series
C preferred
stock.............      189,221
Exercise of stock
options--Class A
common stock......        1,537
Unearned stock-
based
compensation......          --
Stock-based
compensation......          747
                    -------------
Balance at
December 31,
1999..............      205,234
 Comprehensive
 loss:
 Net loss.........     (470,319)
 Other
 comprehensive
 loss:
  Unrealized
  holding loss
  during the
  year............      (20,011)
                    -------------
 Total
 comprehensive
 loss.............     (490,330)
                    -------------
Issuance of Series
F preferred
stock.............       14,730
Conversion from
Class B common
stock to Class A
common stock......           (2)
Conversion of
Class A common
stock from Class B
common stock......            2
Conversion of
preferred stock to
Class A common
stock, net of 1/6
conversion
factor............          --
Conversion of
redeemable
preferred stock to
Class A common
stock net of 1/6
conversion factor
and capital
raising costs.....      223,170

         See accompanying notes to consolidated financial statements.

                                 divine, inc.

                       (in thousands, except share data)

                                                                 Notes
                                                               receivable
                    Preferred                                     from                                        Accumulated
                      stock        Common stock     Additional  exercise    Unearned                             other
                  ------------- -------------------  paid-in    of stock  stock-based  Treasury  Accumulated comprehensive
                  Shares Amount   Shares     Amount  capital    options   compensation  stock      deficit      income
                  ------ ------ -----------  ------ ---------- ---------- ------------ --------  ----------- -------------
Issuance of
Class C common
stock, net of
offering costs..   --    $ --    23,288,511   $ 23   $193,440   $    --    $     --    $   --     $     --     $    --
Conversion from
Class C common
stock to Class A
common stock....   --      --   (16,510,734)   (17)       --         --          --        --           --          --
Conversion to
Class A common
stock from Class
C common stock..   --      --    16,510,734     17        --         --          --        --           --          --
Issuance of
Class A common
stock in
conjunction with
initial public
offering, net of
offering costs..   --      --    14,285,000     14    109,230        --          --        --           --          --
Issuance of
Class A common
stock exclusive
of initial
public offering
shares, net of
capital raising
costs...........   --      --     8,527,046      9     73,887        --          --        --           --          --
Deemed dividends
related to
beneficial
conversion
feature of
Series E & F
preferred
stock...........   --      --           --     --      25,814        --          --        --       (25,814)        --
Deemed dividends
related to
discount on
issuance of
Class C common
stock...........   --      --           --     --      14,942        --          --        --       (14,942)        --
Accretion of
redeemable
preferred stock
dividends.......   --      --           --     --      (8,037)       --          --        --           --          --
Issuance of
Class A common
stock through
the Employee
Stock Purchase
Plan............   --      --       425,712      1        762        --          --        --           --          --
Dilution gain on
equity
transactions by
associated
companies.......   --      --           --     --       1,021        --          --        --           --          --
Exercise of
stock options --
Class A common
stock...........   --      --     5,877,670      6     34,651        --          --        --           --          --
Issuance of
notes receivable
to exercise
stock options...   --      --           --     --         --     (31,154)        --        --           --          --
Repurchase and
retirement of
Class A common
stock and
reduction of
related notes
receivable......   --      --    (4,434,509)    (4)   (26,513)    25,518         --        --           --          --
Unearned stock-
based
compensation....   --      --           --     --     106,274        --     (106,274)      --           --          --
Stock-based
compensation....   --      --           --     --       3,209        --       44,860       --           --          --
Recovery of
unearned stock-
based
compensation....   --      --           --     --     (51,434)       --       51,434       --           --          --
Capital raising
costs of
subsidiaries....   --      --           --     --        (250)       --          --        --           --          --
Payout of
fractional
shares..........   --      --          (284)   --          (1)       --          --        --           --          --
Indirect
ownership of
shares of the
Company's Class
A common stock
owned by equity
method
associated
companies.......   --      --      (741,676)    (1)       --         --          --     (5,592)         --          --
                   ---   -----  -----------   ----   --------   --------   ---------   -------    ---------    --------
Balance at
December 31,
2000............   --    $ --   134,168,255   $135   $956,110   $ (5,636)  $ (36,641)  $(5,592)   $(520,482)   $(20,011)
                   ===   =====  ===========   ====   ========   ========   =========   =======    =========    ========
                      Total
                  stockholders'
                     equity
                  -------------
Issuance of
Class C common
stock, net of
offering costs..    $193,463
Conversion from
Class C common
stock to Class A
common stock....         (17)
Conversion to
Class A common
stock from Class
C common stock..          17
Issuance of
Class A common
stock in
conjunction with
initial public
offering, net of
offering costs..     109,244
Issuance of
Class A common
stock exclusive
of initial
public offering
shares, net of
capital raising
costs...........      73,896
Deemed dividends
related to
beneficial
conversion
feature of
Series E & F
preferred
stock...........         --
Deemed dividends
related to
discount on
issuance of
Class C common
stock...........         --
Accretion of
redeemable
preferred stock
dividends.......      (8,037)
Issuance of
Class A common
stock through
the Employee
Stock Purchase
Plan............         763
Dilution gain on
equity
transactions by
associated
companies.......       1,021
Exercise of
stock options --
Class A common
stock...........      34,657
Issuance of
notes receivable
to exercise
stock options...     (31,154)
Repurchase and
retirement of
Class A common
stock and
reduction of
related notes
receivable......        (999)
Unearned stock-
based
compensation....         --
Stock-based
compensation....      48,069
Recovery of
unearned stock-
based
compensation....         --
Capital raising
costs of
subsidiaries....        (250)
Payout of
fractional
shares..........          (1)
Indirect
ownership of
shares of the
Company's Class
A common stock
owned by equity
method
associated
companies.......      (5,593)
                  -------------
Balance at
December 31,
2000............    $367,883
                  =============

         See accompanying notes to consolidated financial statements.

                                  divine, inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Period from
                                                                  May 7, 1999
                                                     Year Ended  (inception) to
                                                    December 31,  December 31,
                                                        2000          1999
                                                    ------------ --------------
                                                          (in thousands)
Cash flows from operating activities:
 Net loss..........................................  $(470,319)     $ (9,407)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization.....................     27,266           693
 Stock-based compensation..........................     48,069           747
 Bad debt expense..................................      6,186           587
 Equity in losses of associated companies..........     90,621         1,414
 Net gain on stock transactions of associated
  companies........................................     (4,375)          --
 Impairment charges................................    181,712           --
 Minority interest.................................    (18,169)          (51)
 Changes in assets and liabilities, excluding
  effects from acquisitions:
   Restricted cash.................................     (3,143)          --
   Accounts receivable.............................    (10,031)       (1,164)
   Deferred offering costs.........................      1,612        (1,612)
   Prepaid expenses................................     (1,047)          (27)
   Other current assets............................     (8,942)         (462)
   Accounts payable................................     (1,672)        2,641
   Accrued expenses and other liabilities..........      7,554         5,816
   Deferred revenue................................        886           121
                                                     ---------      --------
    Net cash used in operating activities..........   (153,792)         (704)
                                                     ---------      --------
Cash flows from investing activities:
 Additions to property and equipment...............    (45,676)       (2,636)
 Acquisitions of ownership interests in associated
  companies, net of cash acquired..................   (172,760)      (43,238)
 Deconsolidation of associated companies...........     (1,242)          --
 Sale of associated companies......................      1,990           --
 Purchase of available-for-sale securities.........     (4,181)          --
 Net issuance (repayment) on notes receivable......      3,936        (4,075)
                                                     ---------      --------
    Net cash used in investing activities..........   (217,933)      (49,949)
                                                     ---------      --------
Cash flows from financing activities:
 Proceeds from the issuance of preferred stock, net
  of issuance costs................................    230,720       211,924
 Proceeds from initial public offering, net of
  issuance costs...................................    109,244           --
 Proceeds from private placements concurrent with
  initial public offering..........................    218,597           --
 Issuance of shares under Employee Stock Purchase
  Plan.............................................        763           --
 Proceeds from the issuance of common stock, net of
  issuance costs...................................        --             33
 Net repayments of notes payable to associated
  companies........................................   (101,187)          --
 Issuance of long-term debt........................      2,643           --
 Repayment of long-term debt.......................     (2,140)          --
 Proceeds from the exercise of stock options.......      4,261         1,537
 Repurchase and cancellation of exercised stock
  options..........................................     (1,233)          --
 Capital raising costs of subsidiaries and payment
  of fractional shares ............................       (251)          --
                                                     ---------      --------
    Net cash provided by financing activities......    461,417       213,494
                                                     ---------      --------
Net increase in cash and cash equivalents..........     89,692       162,841
Cash and cash equivalents at beginning of period...    162,841           --
                                                     ---------      --------
Cash and cash equivalents at end of period.........  $ 252,533      $162,841
                                                     =========      ========
Supplemental disclosures:
 Interest paid.....................................  $   1,467      $     27
 Noncash financing and investing activities:
 Issuance of notes payable or stock for ownership
  interests in associated companies................     85,316        22,500
 Issuance of notes receivable from exercise of
  stock options....................................     31,154           --
 Retirement of notes receivable from exercise of
  stock options....................................     25,518           --
 Issuance of stock in exchange for service credit
  or stock.........................................     40,317           400

          See accompanying notes to consolidated financial statements.

                                  divine, inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 (a) Description of Business

   divine interVentures, inc. (the Company) was incorporated in the State of Delaware on May 7, 1999 and commenced operations on June 30, 1999. The Company is actively engaged in business-to-business e-commerce through its community of associated companies. The Company fosters collaboration among the associated companies, many of which are located together in the Company's facilities, to provide cross-selling and marketing opportunities and support business growth and the sharing of information and business expertise. The Company manages, finances, operates and provides services to its associated companies. In February 2001, the Company changed its name to divine, inc. All references in these notes to our consolidated financial statements to "the period ended December 31, 1999" refer to the period from May 7, 1999 (inception) through December 31, 1999.

 (b) Principles of Consolidation

   The various interests that the Company acquires in its associated companies are accounted for under three methods: consolidation, equity, or cost method. The Company determines the method of accounting for its associated companies on a case-by-case basis based upon its ownership percentage in each associated company, as well as its degree of influence over each associated company.

   Consolidation. Associated companies in which the Company owns, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within the Company's consolidated statements of operations from the acquisition date forward. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in the Company's consolidated statements of operations. Minority interest adjusts the Company's consolidated net results of operations to reflect only its share of the earnings or losses of an associated company. Transactions between the Company and its consolidated associated companies are eliminated in consolidation.

   Equity Method. Associated companies in which the Company owns 50% or less of the outstanding voting power, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage and voting rights associated with the Company's holdings in the associated company. If the Company owns at least 20%, but not more than 50%, of the outstanding voting power of an associated company, the Company accounts for its interests under the equity method. Under the equity method of accounting, associated companies' results of operations are not reflected within the Company's consolidated operating results. However, the Company's share of the earnings or losses of these associated companies, from the acquisition date forward, is identified as "equity in losses of associated companies" in the Company's consolidated statements of operations.

   The amount by which the Company's carrying value exceeds its share of the underlying net assets of associated companies accounted for under the equity method of accounting is amortized on a straight-line basis over three years, which the Company believes to be the minimum number of years for which the associated companies will be successfully implementing their business plans, based on various factors such as their revenue models and technology, and the industries in which they operate. This amortization adjusts the Company's share of the "equity in losses of associated companies" in the Company's consolidated statements of operations.

                                  divine, inc.

   Cost Method. Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of the earnings and losses of these companies is not included in the Company's consolidated statements of operations.

   The Company records its ownership interest in equity securities of its associated companies accounted for under the cost method at cost, unless the securities have readily determinable fair values based on quoted market prices, in which case these interests would be accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

 (c) Cash Equivalents

   The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 2000 are invested principally in money market accounts.

 (d) Concentration of Credit Risk

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents. The Company maintains its cash accounts with various banks. The total cash balances of the Company are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor, per bank. In addition, a significant portion of the cash held by the Company in brokerage accounts at December 31, 2000 is protected with coverage provided through commercial insurers. The Company had cash and cash equivalents at December 31, 2000 that exceeded the balance insured by the FDIC or others by approximately $116,798,000.

 (e) Financial Instruments

   Cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable are carried at cost which approximates fair value due to the short-term maturity of these instruments.

 (f) Property and Equipment

   Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the assets.

 (g) Software Development Costs

   The Company capitalizes software development costs incurred subsequent to the internal release of products for acceptance testing. Upon the general release of the product to customers, development costs for that product are amortized over periods not exceeding three years, based on the estimated economic life of the product.

                                  divine, inc.

 (h) Software Developed for Internal Use

   Under the provisions of Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs associated with software developed or obtained for internal use when the preliminary project stage is completed and it is probable that the project will be completed and used to perform the intended function. Capitalized costs include only 1) external direct costs of materials and services, 2) internal payroll costs, and 3) interest costs incurred, and only the portion of those costs directly related to the development of the internal-use software.

 (i) Web Site Development Costs

   The Company accounts for costs incurred for web site development under Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs. Generally, all costs incurred in the planning and operational phases are expensed as incurred. For costs incurred in other phases, such as application and infrastructure development, graphics development and content development, the Company applies SOP 98-1 in determining whether to capitalize or expense these costs.

 (j) Revenue Recognition

   Software transactions are accounted for in accordance with SOP 97-2, Software Revenue Recognition. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades/enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software licenses where the separate service elements are not essential to functionality of the other elements is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. When the separate service elements are essential to the functionality of the other elements, software license revenues are recognized according to the contract accounting provisions outlined in SOP 81-1, Accounting for Performance of Construction-Type and Certain Performance-Type Contracts, specifically the percentage-of-completion method. The revenue allocated to post-contract customer support is recognized ratably over the term of the support, and revenue allocated to service elements such as training, installation and customization is recognized as the services are performed.

   Revenue earned from webcasting and Web page development, hosting and advertising are generally recognized in the month in which services are performed, provided that no significant obligations remain. Webcasting revenues are recognized when events are cast. Web advertising revenues are recognized in the period in which the advertising is displayed. One-time fees earned from web page development is recognized upon completion of the work. Revenues for Web hosting and advertising are recognized in the period the services are provided. Amounts received in advance of meeting the revenue recognition criteria are deferred.

   Barter revenues are recognized upon delivery of barter products or services. The corresponding expenses are recognized upon the Company's receipt of barter products or services. Barter revenue and expenses are recognized at the value that the related products or services would be exchanged for cash in the normal course of business, if readily determinable. Any difference between the value of products or services received and the value of products or services provided is recognized as barter gain or loss in the period the transaction is completed.

   Revenue from consulting services is provided under fixed price and time and materials contracts. For fixed price contracts, revenue is recorded on the basis of the estimated percentage of completion of services rendered. Losses, if any, on fixed price contracts are recognized when the loss is determined. For time and materials contracts, revenue is recorded at contractually agreed upon rates as the costs are incurred.

   Revenue from equipment sales is recognized upon shipment.

                                  divine, inc.

   Management fees are recognized as revenue over the period of the management service.

 (k) Goodwill and Other Intangible Assets

   The Company accounts for its acquisitions of consolidated associated companies under the purchase method of accounting. Goodwill represents mainly the excess of cost over net assets of acquired businesses that are consolidated and is amortized on a straight-line basis over three years, which the Company believes to be the minimum number of years for which the associated companies will be successfully implementing their business plans, based on various factors such as their revenue models and technology, and the industries in which they operate. Goodwill is also generated by the Company's consolidated associated companies as they make acquisitions. This goodwill is amortized over three years or less. Other intangible assets include developed technology, customer lists and workforce in place which are generally amortized over one to two years.

 (l) Impairment Valuation

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

 (m) Gain or Loss on Stock Transactions of Associated Companies

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

 (n) Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                  divine, inc.

 (o) Stock Options

   SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of grant over the option exercise price and is charged to operations over the vesting period. Income tax benefits attributable to stock options exercised are credited to additional paid-in capital.

 (p) Net Loss Per Share

   Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for all periods presented, potentially dilutive securities have not been included in the shares used to compute net loss per share.

   Had the Company reported net income for the year ended December 31, 2000, the weighted average number of shares outstanding would have potentially been diluted by approximately 41,631,000 common equivalent shares, assuming the conversion of preferred stock from the date of issuance of that preferred stock. All of the Company's preferred stock was automatically converted into class A common stock upon the Company's completion of its initial public offering on July 18, 2000. Had the Company reported net income for the year ended December 31, 2000, the weighted average number of shares outstanding would have potentially been further diluted by approximately 3,189,000 common equivalent shares, assuming the exercise of stock options.

   Had the Company reported net income for the period ended December 31, 1999, the weighted average number of shares outstanding would have potentially been diluted by approximately 14,992,500 common equivalent shares, assuming the conversion of preferred stock and an additional 619,000 common stock equivalent shares, assuming the exercise of stock options.

 (q) Comprehensive Income (Loss)

   Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's source of comprehensive income (loss) is from net unrealized appreciation (depreciation) on its available-for-sale securities. The Company reports comprehensive income
(loss) in the consolidated statements of stockholders' equity.

 (r) Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                                  divine, inc.

 (s) Recent Accounting Pronouncements

   The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

 (t) Reclassifications

   Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2) Revenues From Equity Method Investees

   Consolidated revenues for the year ended December 31, 2000 and the period ended December 31, 1999 include $8,605,000 and $293,000, respectively, of revenues generated from transactions with the Company's equity-method associated companies.

(3) Property and Equipment

   Property and equipment are summarized as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
                                                                (in thousands)
Land and land improvements..................................... $ 9,750  $  --
Machinery and equipment........................................   7,543     --
Computer equipment and software................................  17,775   3,739
Office equipment and furniture.................................   1,622     194
Construction in progress.......................................      94      33
Leasehold improvements.........................................   6,289      63
                                                                -------  ------
                                                                 43,073   4,029
Less accumulated depreciation and amortization.................  (9,253)   (102)
                                                                -------  ------
                                                                $33,820  $3,927
                                                                =======  ======

(4) Goodwill and Other Intangible Assets

   Goodwill and other intangible assets are summarized as follows:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
Goodwill...................................................... $11,860  $12,222
Developed technology..........................................  10,079    3,894
Customer lists................................................   5,570    1,503
Workforce in place............................................   1,620      573
Other intangible assets.......................................     662      243
                                                               -------  -------
                                                                29,791   18,435
Less accumulated amortization................................. (21,170)    (595)
                                                               -------  -------
                                                               $ 8,621  $17,840
                                                               =======  =======

                                  divine, inc.

(5) Business Combinations

 1999 Business Combinations Activity

   On October 14, 1999, the Company acquired 1.9% of Neoforma.com, Inc. (Neoforma) for $6,000,000. Neoforma provides business-to-business e-commerce services in the medical products market.

   On October 29, 1999, the Company acquired 2.1% of NTE, Inc. (formerly The National Transportation Exchange, Inc.) (NTE) for $750,000. NTE offers an electronic marketplace that aggregates suppliers and buyers of freight transportation capacity. On January 5, 2000, the Company paid $5,112,665 to acquire an additional 3.2% of NTE, thereby increasing the Company's ownership percentage of NTE to 5.3%.

   On October 29, 1999, the Company acquired 0.9% of comScore, Inc., (comScore) for $200,208. ComScore is a company that provides online consumer behavior data and related consulting services.

   On November 8, 1999, the Company paid $2,000,000 and issued a promissory note for $4,000,000 for 26.5% of Whiplash, Inc. (Whiplash), which provided a web-based global distribution system to improve the efficiency and profitability of sellers in the leisure travel market space. The promissory note carried interest at 6%. The first $2,000,000 installment was paid on December 31, 1999 and the second $2,000,000 installment was paid in March 2000. Whiplash ceased all meaningful operations in 2000.

   On November 19, 1999, the Company acquired 1.1% of Commerx, Inc. (Commerx) for $2,500,000. Commerx provides vertical online marketplaces for industrial markets.

   On November 19, 1999, the Company paid $4,905,275 for 100% of mindwrap, inc. (mindwrap) and their OPTIX software, which provides document imaging, management and control to laser disk technology. As part of this acquisition, $694,529 of debt owed by mindwrap to its parent company was forgiven.

   On November 23, 1999, the Company paid $5,000,000 and issued a promissory note for $10,000,000 for 37.4% of PocketCard Inc. (PocketCard), which provided businesses and individuals with debit cards that allowed real-time funding over the Internet. The promissory note carried interest at 8%. The note was paid in $5,000,000 installments in February and March 2000. PocketCard ceased all meaningful operations in 2000.

   On November 23, 1999, the Company acquired 8.3% of Sequoia Software Corporation (Sequoia) for $5,000,000. Sequoia provides Internet infrastructure software to proprietary web sites designed as market makers.

   On November 23, 1999, the Company paid $500,000 for 63.8% of i-Street, Inc., which is a business-to-business media company and news portal focused on the Internet and technology businesses in Chicago and the Midwest.

   On November 23, 1999, the Company paid $867,000 for a 43.0% interest in Entrepower, Inc. (Entrepower), which was an on-line recruiting service provider. Entrepower ceased all meaningful operations in 2000.

   On December 8, 1999, the Company paid $7,500,000 and issued a promissory note for $7,500,000 to purchase 76.9% of LiveOnTheNet.com, Inc. (LiveOnTheNet), which offers proprietary technology for webcasting live events online. This promissory note carried interest at the prime rate as recorded in the Wall Street Journal (8.5% at December 31, 1999) and was paid in full in June 2000. As part of this acquisition, $4,514,000 of debt owed by LiveOnTheNet to its parent company was forgiven.

                                  divine, inc.

   On December 8, 1999, the Company acquired 44.1% of OpinionWare.com, Inc. (OpinionWare) for $2,000,000. OpinionWare provides technology that allows businesses to gather and analyze the opinions of large public and private online communities.

   On December 10, 1999, the Company acquired 31.8% of Outtask.com Inc. (Outtask) for $4,000,000 and a promissory note for $3,000,000. The promissory note carried an interest rate of 8.5% and was paid in March 2000. Outtask provides business-to-business e-commerce applications and services to technology and Internet companies.

 2000 Business Combination Activity

   On January 11, 2000, the Company acquired 51.3% of BeautyJungle.com, Inc. ("BeautyJungle") for $10,000,000. Subsequently on March 13, 2000, the Company acquired an additional interest in BeautyJungle for $8,000,000, which increased the Company's ownership percentage of BeautyJungle to 61.2%. BeautyJungle offered an electronic marketplace for buyers and sellers of beauty products, but ceased all meaningful operations in 2000.

   On January 24, 2000, the Company acquired 54.3% of bid4real.com, inc., ("bid4real") for $7,000,000. bid4real provides a forum on which real estate auctions are conducted on-line.

   On January 28, 2000, the Company paid $1,000,000 and issued a promissory note for $9,000,000 for 48.8% of iFulfillment, Inc., which provides fulfillment and inventory management services to businesses selling products over the Internet. The promissory note carried interest at 8.5% and was paid in installments through May 2000.

   On January 31, 2000, the Company paid $3,000,000 and issued a promissory note for $2,000,000 for 70.0% of ViaChange.com, Inc., which provides a forum on which auctions of products in capital markets are conducted on-line. The promissory note carried interest at 8.0% and was paid in May 2000.

   On February 1, 2000, the Company paid $11,500,000 and issued 500,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for 42.7% of closerlook, inc., a strategy, design and technology firm that delivers communication, marketing and software solutions to bring its clients closer to their customers. As part of the purchase agreement, the Company placed an additional $1,500,000 and 1,500,000 shares of its series F preferred stock into escrow, which may or may not be released to the sellers depending on whether or not closerlook meets certain predetermined revenue goals for 2000. These predetermined revenue goals may also require the Company to fund an additional $3,000,000 to closerlook for no additional equity interest in closerlook. The 1,500,000 shares of series F preferred stock, which have since been converted to 250,000 shares of the Company's class A common stock, held in escrow at December 31, 2000, have been reflected as issued but not outstanding within the accompanying consolidated balance sheet as of December 31, 2000.

   On February 3, 2000, the Company acquired 36.3% of iSalvage.com, Inc., ("iSalvage") for $6,500,000. iSalvage provides an electronic marketplace for recycled and rebuilt automotive parts in February 2001.

   On February 4, 2000, the Company paid $5,000,000 and issued a promissory note for $4,000,000 for 32.3% of Xippix, Inc., which provides technology that allows high-resolution imaging for companies' web sites. The promissory note carried interest at 8.0% and was paid in May 2000.

                                  divine, inc.

   On February 8, 2000, the Company acquired 25.0% of Martin Partners, L.L.C. ("Martin Partners") for $1,670,883. Martin Partners is an executive search firm which focuses on e-commerce and technology companies. In November 2000, the Company sold its interest in Martin Partners back to the principals of Martin Partners for a price equal to the Company's purchase price plus interest. The Company recognized a loss of approximately $39,000 on the sale of Martin Partners.

   On February 10, 2000, the Company paid $2,500,000 and issued a promissory note for $2,500,000 for 55.6% of Oilspot.com, Inc., which provides an electronic marketplace for purchasers and suppliers of petroleum products and services. The promissory note carried interest at 8.5%; $1,000,000 was paid in June 2000 and $1,500,000 was forgiven in October 2000 in conjunction with Oilspot's merger with FuelQuest, Inc., of which the Company owned 3.0% at December 31, 2000.

   On February 11, 2000, the Company paid $3,000,000 and issued a promissory note for $3,000,000 for 35.5% of BidBuyBuild, Inc. (BidBuyBuild), which provides an electronic marketplace in the commercial and industrial construction supply industry. The promissory note carried interest at 8.5% and was paid in April 2000. The Company sold its interest in BidBuyBuild for $200,000 in October 2000.

   On February 11, 2000, the Company acquired 44.5% of CapacityWeb.com, Inc. ("CapacityWeb") for $4,500,000. CapacityWeb provided an electronic marketplace for industrial manufacturing capacity, but ceased all meaningful operations in 2000.

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

   On February 11, 2000, the Company paid $5,000,000 and issued a promissory note for $5,000,000 for 45.2% of United Process Group, Inc. (formerly eFiltration.com, Inc.), which offers an electronic marketplace for the filtration industry. The promissory note carried interest at 8.5% and was paid in July 2000.

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

                                  divine, inc.

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

   On July 26, 2000, the Company paid $17,500,000 for 37.4% of Dolphin Interventures (formerly Latin American Econetworks N.V.), which provides capital and strategic services to Internet and related companies throughout Latin America.

   In addition, during 2000, the Company paid $20,542,000 in cash, issued a note for $1,250,000 and issued 1,152,826 shares of its class A common stock valued at $8,095,000 to obtain additional interests in divine, inc.

OpinionWare, Whiplash, Xippix, Launchworks and iFulfillment. On April 30, 2000 and August 1, 2000, the Company changed its method of accounting for its investment in OpinionWare and iFulfillment, respectively, from the equity method to the consolidation method due to the Company's additional investment.

 Pro Forma Impact of Acquisitions

   During the period from February 15, 2000 through December 31, 2000, the Company acquired a controlling interest in NetUnlimited, Inc. and Panthera Productions, LLC and significant minority ownership in seven equity method associated companies. The following unaudited pro forma financial information does not include the operating results of these associated companies because the acquisitions did not meet the criteria for the acquisition of a significant subsidiary as defined by the SEC's published rules and regulations and, as a result, the effect of the acquisitions are not required to be presented within the Company's pro forma financial statements.

   The unaudited proforma financial information for the year ended December 31, 2000 presents the consolidated operations of the Company as if the acquisitions made between January 1, 2000 and February 14, 2000 (2000 acquisitions) had occurred on January 1, 2000, after giving effect to certain adjustments including increased amortization of goodwill and other intangible assets related to the acquisitions. The following unaudited pro forma financial information for the period ended December 31, 1999 presents the consolidated operations of the Company as if the 2000 acquisitions and the acquisitions made in 1999 had occurred on May 7, 1999, after giving effect to certain adjustments including increased amortization of goodwill and other intangible assets related to the acquisitions. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the 2000 acquisitions or the acquisitions made in 1999 been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

                                                      Year Ended  Period Ended
                                                     December 31, December 31,
                                                         2000         1999
                                                     ------------ ------------
                                                     (in thousands, except per
                                                            share data)
Revenues............................................  $  44,530     $  9,529
Net loss applicable to common stockholders..........   (531,362)     (74,948)
Basic and diluted net loss per share applicable to
 common stockholders................................  $   (7.88)    $ (26.61)

(6) Ownership Interests in Associated Companies

   The following summarizes the Company's ownership interests in associated companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2000 and December 31, 1999. Cost basis represents the Company's original acquisition cost. Associated companies that ceased operations or were sold in 2000, which were BidBuyBuild, CapacityWeb, Entrepower, Martin Partners, PocketCard and Whiplash, are not included at December 31, 2000.

                                                                  December 31,
                                              December 31, 2000       1999
                                              ----------------- ----------------
                                              Carrying   Cost   Carrying  Cost
                                               value    basis    value    basis
                                              -------- -------- -------- -------
                                                        (in thousands)
Equity method................................ $57,000  $209,144 $30,003  $31,417
Cost method..................................   8,939    10,189  14,452   14,452
                                              -------  -------- -------  -------
                                              $65,939  $219,333 $44,455  $45,869
                                              =======  ======== =======  =======

                                  divine, inc.

   The Company recorded $120,102,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the year ended December 31, 2000, accounted for under the equity method of accounting. The Company also recorded $113,125,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies for the year ended December 31, 2000. Amortization expense of $36,995,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the year ended December 31, 2000. During 1999, the Company recorded an excess investment over the equity in the net assets of acquired companies of approximately $21,719,000. Amortization expense of $742,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the period ended December 31, 1999. This excess is being amortized over a three-year period.

   The following summarized financial information for associated companies accounted for under the equity method of accounting at December 31, 2000 and 1999 has been compiled from the financial statements of the respective associated companies. Information regarding the balance sheets of these associated companies includes only those associated companies in which we owned an interest at the end of the respective year. Information regarding the results of operations of these associated companies is included from the respective acquisition date of each associated company.

                                 Balance Sheets

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                              (in thousands)
Current assets.............................................. $178,942  $30,759
Noncurrent assets...........................................   31,637    1,328
                                                             --------  -------
    Total assets............................................ $210,579  $32,087
                                                             ========  =======
Current liabilities......................................... $ 24,154  $ 1,713
Non-current liabilities.....................................    3,670      375
Redeemable preferred stock..................................  198,826   32,614
Stockholders' deficit.......................................  (16,071)  (2,615)
                                                             --------  -------
    Total liabilities, redeemable preferred stock and
     stockholders' deficit.................................. $210,579  $32,087
                                                             ========  =======

                             Results of Operations

                                                Year Ended       Period Ended
                                             December 31, 2000 December 31, 1999
                                             ----------------- -----------------
                                                       (in thousands)
Revenues....................................     $  46,734          $    34
Gross profit................................        28,884               24
Net loss....................................     $(140,641)         $(4,785)

   In April 2000, the Company acquired an additional interest in OpinionWare which resulted in the Company owning over 50% of OpinionWare. OpinionWare is included in the Company's consolidated financial statements since April 30, 2000. In August 2000, the Company acquired an additional interest in iFulfillment divine, inc.

which resulted in the Company owning over 50% of iFulfillment. iFulfillment is included in the Company's consolidated financial statements since August 1, 2000. In addition to the above two companies, nine of the companies in which the Company acquired an interest during the period ended December 31, 2000 and three of the companies in which the Company acquired an interest during the period ended December 31, 1999 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximate fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over one to three years. These companies are included in the Company's consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company's ownership interest to exceed 50%. The purchase prices for the year ended December 31, 2000 and period ended December 31, 1999 for these acquisitions were allocated as follows:

                                                Year Ended       Period Ended
                                             December 31, 2000 December 31, 1999
                                             ----------------- -----------------
                                                       (in thousands)
Identifiable net assets.....................     $ 58,371           $ 2,213
Developed technology........................       16,371             3,894
Customer lists..............................        5,433             1,503
Workforce in place..........................        1,537               573
Goodwill....................................       24,213            12,222
                                                 --------           -------
Purchase price..............................     $105,925           $20,405
                                                 ========           =======

(7) Net Gain on Stock Transactions of Associated Companies

   For the year ended December 31, 2000, the Company has recorded gains (losses) from stock transactions of associated companies in the consolidated statement of operations as follows:

Associated company                                                 Gain (loss)
- ------------------                                                --------------
                                                                  (in thousands)
Launchworks......................................................    $ 4,430
Mercantec........................................................     (1,011)
closerlook.......................................................        847
Other associated companies.......................................        109
                                                                     -------
Net gain on stock transactions of associated companies...........    $ 4,375
                                                                     =======

   The Launchworks gain resulted from the sale, to outside investors, of 3,169,846 shares of Launchworks stock for approximately $15.2 million. The closerlook gain resulted from the issuance, in conjunction with a business combination, of 451,124 shares of closerlook stock valued at approximately $2.3 million on the date of the business combination. The Mercantec loss resulted from Mercantec redeeming 1,432,434 shares of stock for approximately $2.9 million.

   The net gain (loss) represents the net increase (decrease) in the book value of the Company's net equity in the subsidiary as a result of the subsidiary's stock transactions.

                                  divine, inc.

(8) Lease Commitments

   The future minimum lease payments related to the Company's noncancelable operating and capital lease commitments as of December 31, 2000 are as follows:

                                                              Operating Capital
                                                               Leases   Leases
                                                              --------- -------
                                                               (in thousands)
2001.........................................................  $12,033  $ 3,688
2002.........................................................   11,096    2,876
2003.........................................................    9,769    1,324
2004.........................................................    9,263       89
2005.........................................................    6,926       56
Thereafter...................................................   20,600      --
                                                               -------  -------
    Total minimum lease payments.............................  $69,687    8,033
                                                               =======
Less interest portion of payments............................            (1,364)
                                                                        -------
Present value of minimum lease payments......................             6,669
Less current portion of minimum lease payments...............            (2,868)
                                                                        -------
    Long-term portion of minimum lease payments..............           $ 3,801
                                                                        =======

   The future minimum lease payments for operating leases includes payments for facilities that the Company is planning to sublease. The Company has established a long-term liability of $3,006,000 related to these facilities leases. Rental expense under operating leases was approximately $9,830,000 and $200,000 for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

(9) Income Taxes

   The reconciliation of income tax expense (benefit) computed using the Federal statutory rate of 34% to the Company's income tax expense (benefit) is as follows:

                                                                      Period
                                                       Year Ended      Ended
                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
                                                           (in thousands)
Federal income tax benefit at the statutory rate.....  $(159,908)    $(3,198)
State income tax benefit, net........................     (8,620)       (329)
Equity in losses of associated companies.............     18,233         481
Minority interest....................................     (6,178)        (18)
Amortization of stock-based compensation.............     16,346         254
Nondeductible intangible asset amortization..........     19,748         202
Impairment of investment in subsidiaries.............     39,500         --
Impairment of intangibles............................     13,315         --
Nondeductible meals and entertainment................        281          40
Other................................................         51         --
                                                       ---------     -------
                                                         (67,232)     (2,568)
Effect of change in valuation allowance..............     67,232       2,568
                                                       ---------     -------
                                                       $     --      $   --
                                                       =========     =======

                                  divine, inc.

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
                                                               (in thousands)
Deferred tax assets:
  Depreciation............................................... $  1,246  $     3
  Allowance for doubtful accounts............................    2,334    --
  State taxes................................................    1,783       41
  Accrued expenses...........................................      807      274
  Charitable contributions...................................      256    --
  Impairment on fixed assets and facilities..................    8,967    --
  Net operating loss carryforward............................   59,456    2,250
                                                              --------  -------
    Total gross deferred tax assets..........................   74,849    2,568
Deferred tax liabilities:
  Gain on stock transactions of associated companies.........   (1,487)   --
                                                              --------  -------
    Total deferred tax liabilities...........................   (1,487)   --
                                                              --------  -------
  Net of deferred tax assets and liabilities.................   73,362    2,568
  Less valuation allowance...................................  (73,362)  (2,568)
                                                              --------  -------
    Net deferred tax asset................................... $  --     $ --
                                                              ========  =======

   No provision for Federal or state income taxes has been recorded as the Company incurred a net operating loss during the periods presented. The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for the periods presented because of the valuation allowance. Because the 1999 financial results of certain majority-owned subsidiaries that were acquired in 2000 were not reflected in the Company's results of operations for the period ended December 31, 1999, these majority-owned subsidiaries' net operating loss carryforwards are not included in the Company's deferred tax assets as of December 31, 1999. Accordingly, the deferred tax asset as of December 31, 2000 has been adjusted to include these net operating loss carryforwards.

   At December 31, 2000 the Company had total net operating loss carryforwards of approximately $152,451,000, of which approximately $88,009,000 may be utilized by the Company to reduce future consolidated taxable income, if any. Approximately $64,442,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in the Company's consolidated tax group. Although each majority-owned subsidiary excluded from the Company's consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset the Company's consolidated taxable income, if any. In addition, the utilization of the net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of prior ownership changes. The net operating loss carryforwards will expire from 2019 through 2020.

(10) Ownership Interest in Platinum Venture Partners I, L.P. and Platinum Venture Partners II, L.P.

   On August 4, 1999, the Company became the general partner of Platinum Venture Partners I, L.P. (PVP I) and Platinum Venture Partners II, L.P. (PVP
II) pursuant to a vote by the limited partners of PVP I and PVP II, after Platinum Venture Partners, Inc. withdrew as general partner. The Company provides strategic and operations support to the portfolio companies of PVP I and PVP II. These services are generally provided by divine, inc.

the Company's employees, members of its board of directors, and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in cost of revenues on the consolidated statements of operations.

   The Company has made no contribution to, and has no interest in the profits and losses of, PVP I and PVP II. As the general partner of PVP I, the Company's only source of income is an annual management fee, payable in advance in quarterly installments commencing on October 1, 1999, of 2 1/2% of the fair market value of the partnership, adjusted annually, by the percentage increase in the Consumer Price Index for All Urban Consumers, U.S. City Average during the preceding calendar year. As the general partner of PVP II, the Company's only source of income is an annual management fee, payable in advance in quarterly installments commencing on October 1, 1999, of 2 1/2% of the aggregate partner commitments, adjusted annually, by the percentage increase in the Consumer Price Index for All Urban Consumers, U.S. City Average during the preceding calendar year. Beginning on January 1, 2001, the Company's annual management fee as general partner of PVP II will be payable in advance in quarterly installments of 2 1/2% of the fair market value of the partnership, adjusted annually, by the percentage increase in the Consumer Price Index for All Urban Consumers, U.S. City Average during the preceding calendar year.

   Under the terms of the PVP I and PVP II Agreements of Limited Partnership (the Agreements), the Company may be removed as the general partner of PVP I and PVP II upon the written request of those limited partners which have at least two-thirds of the total limited partner interests as defined in the Agreements. The Company accounts for its general partnership interests in PVP I and PVP II under the equity method of accounting because it has influence over the operating and financial policies of the partnerships. For the year ended December 31, 2000 and the period ended December 31, 1999, the Company received approximately $815,000 and $275,000, respectively, in management fees from PVP I and PVP II.

(11) Capital Stock

   Holders of class A common stock are entitled to one vote per share. Holders of class C common stock are not entitled to vote.

   The class A common stock has no conversion rights. A holder of class C common stock is able to convert its class C common stock into class A common stock, in whole or in part, at any time and from time to time on a share-for-share basis.

   In the case of any dividend paid in stock, holders of class A common stock will be entitled to receive the same percentage dividend payable in shares of class A common stock that the holders of class C common stock receive payable in shares of class C common stock.

   Except as described above, the relative powers, preferences and participating, optional or other special rights, and the qualifications, limitations or restrictions of the class A common stock and class C common stock are identical in all respects.

   The Company's authorized shares of stock as of December 31, 2000 included 50,000,000 shares of non-designated preferred stock with a par value of $0.001 per share.

   Several of the Company's equity method associated companies owned a total of 1,986,259 shares of the Company's class A common stock at December 31, 2000. The Company indirectly owned 741,676 of these shares which are reflected as treasury stock in the consolidated balance sheet and statement of stockholders' equity at December 31, 2000.

(12) Reverse Stock Split

   On June 1, 2000, the Company's Board of Directors and stockholders authorized a 1-for-6 reverse stock split for its common shares. The par value of the common stock was maintained at the pre-split amount of divine, inc.

$.001 per share. All references to common shares and per share amounts in these consolidated financial statements and notes to consolidated financial statements have been restated to reflect this reverse stock split on a retroactive basis, exclusive of fractional shares. All fractional common shares resulting from the Company's reverse stock split were redeemed by the Company at a price per share of $9.00, being the Company's initial public offering price for its class A common stock.

(13) Initial Public Offering and Private Equity Placements

   The Company completed its initial public offering ("IPO") on July 18, 2000, selling approximately 14.3 million shares of its class A common stock at $9.00 per share, raising $109.2 million in net cash proceeds to the Company, net of underwriters fees of $9.0 million and other offering expenses of $10.3 million.

   Concurrent with its IPO the Company sold an aggregate of 7,257,455 shares of its class A common stock and 23,288,511 shares of its class C non-voting convertible common stock (which converts to class A common stock on a 1-for-1 basis) to 360networks, inc., Aon Corporation, BancBoston Capital, Inc., CMGI, Inc., Compaq Computer Corporation, Hewlett Packard Company, Level 3 Communications (Level 3), marchFIRST, Inc. and Microsoft Corporation. In conjunction with these concurrent private placements, the Company raised an additional $258,914,000, including $218,597,000 in cash, a $25,000,000 credit toward the purchase of co-location and bandwidth services from Level 3, and shares of common stock of CMGI valued at $15,317,000 at that time.

(14) Employee Benefit Plans

 Stock Options and Employee Stock Purchase Plan

   The Company, under the 1999 Stock Incentive Plan (Plan), which was adopted on October 1, 1999 and amended on January 29, 2000 and October 18, 2000, reserved 10,833,333 shares of common stock for issuance. The maximum number of shares available for delivery under the Plan automatically increases on January 1 of each year, beginning on January 1, 2001, by a number of shares of class A common stock equal to the lesser of (1) 10% of the total number of shares of class A common stock then outstanding, assuming for that purpose the conversion into class A common stock of all then outstanding convertible securities, or
(2) 50,000,000 shares.

   The stock is reserved for employees, directors, and consultants. The Company applies APB 25 for employees and directors and SFAS 123 for all consultants in accounting for the Plan.

   All stock options granted prior to May 15, 2000 were granted at a price less than the fair value of the common stock at the date of grant.

   For the year ended December 31, 2000, the Company granted stock options to purchase shares of class A common stock to employees, directors and consultants at a weighted average exercise price of $7.55. In January 2000, the Company also sold 116,665 restricted shares of class A common stock to its employees at a price of $4.50 per share. These restricted shares reduce the otherwise available shares reserved for issuance under the Plan. For the year ended December 31, 2000, the Company recorded unearned stock-based compensation of approximately $82,048,000 in connection with these options. This amount is amortized over the vesting period of the applicable options, generally four years in the case of options granted to employees and consultants and one year in the case of options granted to non-employee directors. The Company amortized approximately $20,635,000, net of recoveries of approximately $7,854,000, of unearned stock-based compensation related to stock options during the year ended December 31, 2000. As a result of employee terminations, the Company recovered approximately $51,434,000 of unearned stock-based compensation for the year ended December 31, 2000.

                                  divine, inc.

   During September 2000, the Company reduced the exercise price of options granted, and restricted stock purchased, under the Plan prior to its IPO to $9.00, being the IPO price of the Company's class A common stock, if the exercise price of such options or restricted shares was greater than the IPO price and if the holder agreed to the change. Also during September 2000, the Company repurchased 3,820,735 shares of restricted class A common stock, issued upon exercise of options granted under the Plan, at prices ranging from $4.50 to $9.00, which represented the lower of the respective exercise price or fair market value on the date of repurchase. Any consideration in excess of the exercise price, as adjusted, was refunded to these holders. As a result of these repurchases, the Company recorded a one-time stock-based compensation charge of $3,209,000. For the year ended December 31, 2000, the Company repurchased an additional 613,774 shares of restricted class A common stock from terminated employees.

   At December 31, 2000, the Company had $36,641,000 of unearned stock-based compensation. The Company expects to amortize this unearned stock-based compensation as follows: 2001--$12,675,000; 2002--$11,821,000; 2003--
$11,531,000; and 2004--$614,000.

   During 1999, the Company granted stock options to purchase shares of class A common stock to employees and directors at a weighted average exercise price of $4.50, which were granted at less than the fair value of the common stock at the date of grant. For the period from May 7, 1999 (inception) through December 31, 1999, the Company recorded unearned stock-based compensation of approximately $27,408,000 in connection with these options. This amount is amortized over the vesting period of the applicable options, generally four years in the case of options granted to employees and one year in the case of options granted to non-employee directors. The Company amortized approximately $747,000 of unearned stock-based compensation for the period ended December 31, 1999.

   Had compensation costs for the Plan been determined consistent with SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been the pro forma amounts indicated below for the year ended December 31, 2000 and the period ended December 31, 1999:

                                              Year Ended       Period Ended
                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
                                             (in thousands, except per share
                                                          data)
Net loss applicable to common
 stockholders:
  As reported.............................     $528,182           $12,927
  Pro forma...............................      536,472            13,107
Net loss per share applicable to common
 shareholders:
  As reported.............................        (7.84)            (4.59)
  Pro forma...............................     $  (7.96)          $ (4.64)

   Options issued under the Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant, have a legal life of ten years, and typically vest in equal annual installments over a four-year period beginning one year from the date of grant. However, if the stock option is an incentive stock option, then the exercise price of the stock cannot be less than 100% of the fair value per share on the date of the grant. Prior to June 27, 2000, options under the Plan were exercisable immediately, subject to repurchase rights held by the Company, which lapse over the vesting period.

   The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for stock option grants in 2000 and 1999, respectively: weighted-average exercise price at grant date of $7.55 and $4.50; expected dividend yields of 0% and 0%; expected volatility of 123% and 0%; risk-free interest rate of 5.14% and 6.42%; and an expected life of four years.

                                  divine, inc.

   A summary of the status of the Company's stock option plan and the changes during the periods ended on those dates, is presented below:

                            Year Ended December 31,           Period Ended
                                     2000                  December 31, 1999
                          ---------------------------- ---------------------------
                                      Weighted average            Weighted average
                            Shares     exercise price   Shares     exercise price
                          ----------  ---------------- ---------  ----------------
Outstanding at beginning
 of period..............   3,192,246       $4.50             --        $ --
Granted.................  11,896,321        7.55       3,533,904        4.50
Exercised...............  (5,877,670)       5.90        (341,658)       4.50
Forfeited...............  (2,651,248)       8.81             --          --
                          ----------                   ---------
Outstanding at end of
 period.................   6,559,649        7.04       3,192,246        4.50
                          ==========                   =========
Options exercisable at
 end of period..........     933,996                   3,192,246
                          ==========                   =========
Weighted-average fair
 value of options
 granted during the
 period.................                   $6.10                       $1.02

   The following table summarizes information about stock options outstanding at December 31, 2000:

                            Options outstanding             Options exercisable
                  ---------------------------------------- ---------------------
                             Weighted avg.   Weighted-avg. Number  Weighted-avg.
                  Number of    remaining       exercise      of      exercise
Exercise price     Shares   contractual life     price     Shares      price
- --------------    --------- ---------------- ------------- ------- -------------
$1.19 - $5.18...  3,654,286    9.65 years       $ 5.35     323,912     $4.91
$6.00 - $13.50..  2,905,363    9.58 years         9.18     610,084      9.00
                  ---------                                -------
                  6,559,649    9.62 years       $ 7.04     933,996     $7.58
                  =========                                =======

   In January 2000, the Company adopted its 2000 Employee Stock Purchase Plan (Purchase Plan), under which a total of 4,166,666 shares of class A common stock are available for sale to its employees and employees of its majority-owned associated companies. Through the Purchase Plan, eligible employees can purchase class A common stock through payroll deductions and other cash contributions. The purchase price of each share of class A common stock under the Purchase Plan is equal to 85% of the lesser of (1) the fair market value of the Company's class A common stock on the first day of the plan period or (2) the fair market value on the date of purchase. Under the Purchase Plan, the Company sold 425,712 shares to employees in 2000.

   During January 2000, the Company's employees acquired an average of 22.0% ownership interest in 13 associated companies, that the Company established in October and November 1999, for total consideration of approximately $57,000. The Company recorded unearned stock-based compensation of approximately $24,225,000, representing the excess of the fair value of the ownership interests over the consideration given by the Company's employees. The Company amortized approximately $5,896,000 in connection with this acquisition of ownership through September 21, 2000. Effective September 22, 2000, the Company repurchased these minority interests. These repurchases were made at the initial investment cost plus 8% for the Company's executive officers and at two times the initial investment cost for the other employees that owned these shares. The aggregate purchase price for all of these interests was approximately $93,000. As a result of these repurchases, the Company accelerated its recognition of the remaining $18,329,000 of stock-based compensation related to these shares.

 Incentive Program

   The Company maintains an incentive program (the Pool), whereby certain of the Company's employees are given bonuses in the event there is an appreciation in value of the Company's interest in any of its associated companies, when and if these associated companies experience a liquidity event. The portion of the divine, inc.

appreciation that is credited to the Pool is adjusted as deemed necessary by the Company's management. For the year ended December 31, 2000, the Company allocated to the Pool 126,497 of the Company's 2,462,267 shares of Sequoia Software Corporation (Sequoia). Sequoia, which has been an associated company of the Company since November 1999, had an initial public offering in 2000. The Sequoia shares in the Pool were distributed to the Company's participating employees in February 2001.

 Deferred Savings Plan

   On January 1, 2000, the Company established a deferred savings plan under
Section 401(k) of the Internal Revenue Code. The plan enables employees to reduce their taxable income by contributing up to 20% of their salary to the plan. The Company makes a 3% discretionary contribution to the plan on behalf of each employee regardless of their contribution rate. The Company's contributions are 100% vested immediately upon contribution. The Company made discretionary contributions of approximately $1,518,000 for the year ended December 31, 2000.

(15) Impairment Charges

   For the year ended December 31, 2000, the Company recorded impairment charges of approximately $57,626,000 for other than temporary declines in carrying value of certain consolidated associated companies. These charges included, but were not limited to, write-offs of the Company's investments in BeautyJungle, Brandango and OfficePlanIt, each of which have ceased all meaningful operations. Of the total impairment charges, $39,162,000 was related to goodwill and other intangible assets recognized by the Company upon the acquisition of consolidated associated companies, $15,413,000 was related to fixed assets of consolidated associated companies, and $3,051,000 was related other assets of consolidated companies.

   The Company also recorded impairment charges of approximately $113,125,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-down of the Company's net investment in BidBuyBuild to $200,000, which was the value at which it was sold in October 2000, and the write-down of the Company's net investment in iSalvage to $72,000. iSalvage has since ceased all meaningful operations and is in the liquidation process. These impairment charges also included write-offs of the Company's investments in CapacityWeb, Entrepower, PocketCard and Whiplash, each of which have ceased all meaningful operations. In addition, certain other associated companies' carrying values were written down to their estimated fair values.

   Additionally, the Company recorded an impairment charge of $10,961,000, including declines in the carrying value of property owned by the Company, improvements made to properties that the Company no longer considers recoverable and charges related to certain of the Company's operating leases. Of this amount, $5,263,000 represents a liability equal to the net value of future cash payments to honor operating leases on facilities that the Company is no longer utilizing.

(16) Related-party Transactions

   Robert Bernard, who served as one of the Company's directors in 2000, was the Chairman and Chief Executive Officer of marchFIRST, Inc. while he served on our board of directors. The Company paid marchFIRST approximately $1,383,000 for consulting services in 2000. Additionally, marchFIRST purchased 1,666,666 shares of the Company's class C convertible common stock for $15,000,000 in a private placement concurrent with the Company's initial public offering in July 2000.

   Peter Bynoe, who served as one of the Company's directors in 2000, was a partner in the law firm of Piper Marbury Rudnick & Wolfe (Piper Marbury) while he served on the Company's board of directors. The Company paid Piper Marbury approximately $1,005,000 for legal services in 2000. Additionally, partners of divine, inc.

Piper Marbury purchased 700,000 shares of the Company's series C preferred stock for $700,000 in December 1999. These shares were converted to 116,666 shares of the Company's class A common stock upon completion of the Company's initial public offering in July 2000.

   Thomas Danis and Teresa Pahl served on the Company's board of directors in 2000. Thomas Danis was a Managing Director of Aon Risk Services Mergers and Acquisitions group, and Teresa Pahl was an Executive Vice President of Aon Corporation while they served on the Company's board of directors. Aon Corporation purchased 2,777,777 shares of the Company's class C convertible common stock for $25,000,000 in a private placement concurrent with the Company's initial public offering in July 2000.

   Arthur Hahn, one of the Company's directors, is a partner in the law firm of Katten Muchin Zavis (KMZ). The Company paid KMZ approximately $2,373,000 and $2,400,000 in 2000 and 1999, respectively, for legal services. In addition, the Company issued 400,000 shares of its series C preferred stock to KMZ in December 1999 as payment for $400,000 of additional legal services. These shares converted into 66,666 shares of the Company's class A common stock upon completion of the Company's initial public offering.

   Michael Leitner, who served as one of the Company's directors in 2000, was the Vice President, Corporate Development of 360networks, inc. while he served on the Company's board of directors. 360networks purchased 4,000,000 shares of the Company's class C convertible common stock for a total purchase price of $20,000,000, for cash in a private placement concurrent with the Company's initial public offering in July 2000. In April 2000, the Company purchased 374,181 shares of 360networks' subordinate voting shares for a total purchase price of $4,181,000.

   John Cooper, one of the Company's directors, is a Senior Director of Corporate Development of Microsoft Corporation. Additionally, Michael Leitner also served as a Senior Director of Corporate Development of Microsoft while he served on the Company's board of directors. The Company paid Microsoft approximately $2,092,000 in 2000 for computer software and various consulting services. In addition, Microsoft purchased 25,000,000 shares of the Company's series D preferred stock in January 2000 for $25,000,000. These shares were converted into 4,166,666 shares of the Company's class A common stock upon completion of the Company's initial public offering in July 2000.

   Thomas Meredith, one of the Company's directors, is a Senior Vice President of Dell Computer Corporation. Additionally, Alex Smith, who served as one of the Company's directors in 2000, was the Vice-President of Dell Ventures, which is a division of Dell USA L.P., a subsidiary of Dell Computer Corporation while he served on the Company's board of directors. The Company paid Dell Computer Corporation approximately $6,359,000 and $1,200,000 in 2000 and 1999, respectively, for computers and servers. Additionally, Dell USA purchased 100,000,000 shares of the Company's series D preferred stock in January 2000 for $100,000,000. These shares were converted into 16,666,666 shares of the Company's class A common stock upon completion of the Company's initial public offering in July 2000.

   Aleksander Szlam, who served as one of the Company's directors in 2000, was the Chairman and Chief Executive Officer of eShare Technologies, Inc. while he served on the Company's board of directors. Brandango, one of the Company's associated companies, entered into a license agreement with eShare to use eShare's software programs and receive related support and maintenance services. Brandango acquired approximately $1,800,000 of software related to this agreement in 2000, which was subsequently written off as Brandango ceased operations in 2000.

   FleetBoston Robertson Stephens Inc. (Robertson Stephens) was an underwriter of the Company's initial public offering. BancBoston Capital, Inc., an affiliate of Robertson Stephens, purchased 955,181 shares of the Company's class C convertible common stock for $8,597,000 in a private placement concurrent with the Company's initial public offering in July 2000.

                                  divine, inc.

   The Company's Chief Executive Officer owns 33.3% of Blackhawk, LLC (Blackhawk). In July 2000, the Company purchased from Blackhawk the real property on which to construct a planned office facility in Chicago, Illinois. During the year ended December 31, 2000, the Company paid Blackhawk $11,261,000, which included the purchase price and reimbursed costs for that real property and which also included $500,000 in payments for an option to lease or purchase that property. During the period from July 1, 1999 through December 31, 1999, the Company paid Blackhawk $300,000 for an option to lease or purchase that property.

   The Company's Chief Executive officer owns 33.3% of Habitat-Kahney, LLC (Habitat). In January 2000, the Company entered into a ten-year facility lease with Habitat. The Company's rent under this lease is $730,080 per year, with an annual 2% increase.

   During January 2000, a subsidiary of the Company paid $1,815,000 to Platinum Entertainment, Inc. and paid $200,000 into an escrow account for certain licensing rights of Platinum Entertainment, Inc. The Company's Chief Executive Officer, its President and its Chief Financial Officer served as directors of Platinum Entertainment, Inc. during 2000.

(17) Revenues from Major Customers

   The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as it pertains to significant customers. No customer accounted for more than 10% of the Company's total revenues in 2000. PVP I and PVP II, for which the Company acts as general partner, and Whiplash, Inc. accounted for $275,082 (27%) and $282,493 (27%), respectively, of the Company's total revenues in 1999. No other customers accounted for more than 10% of the Company's total revenues in 1999.

(18) Commitments and Contingencies

 Contingent Payment to closerlook

   In connection with the Company's investment in closerlook, inc. (closerlook), 250,000 shares of the Company's class A common stock and $1,500,000 in cash are being held in escrow and will be released to closerlook only upon closerlook's achievement of a revenue threshold, as defined in the stock purchase agreement between the Company and closerlook. Further, if closerlook achieves an additional revenue threshold, as defined in the stock purchase agreement, the Company will be obligated to pay an additional $3,000,000 in cash for its interest in closerlook.

 Launchworks Collar Agreement

   In connection with the Company's subsequent investment in Launchworks, the Company issued to Launchworks 1,152,926 shares of the Company's class A common stock. The issuance of the Company's shares to Launchworks is subject to adjustment according to the terms and conditions of a collar agreement, whereby a fluctuation in the market value of the Company's shares may result in any one of the following: the forfeiture by Launchworks of a portion of the Company's shares; the issuance by Launchworks of additional shares of its stock to the Company; or an additional payment of cash or issuance of the Company's shares by the Company to Launchworks. The market value of the Company's shares is to be measured on the earlier of the date on which Launchworks is able to enter into a market-based collar on these shares or August 30, 2001. The fair value of the Company's shares issued in this transaction, including any additional cash or shares that may be issued under the collar agreement, will equal $12 million in Canadian dollars as of the measurement date.

 Additional Investment in United Process Group

   In connection with the Company's investment in United Process Group, Inc. (formerly eFiltration.com, Inc.), the Company may be required to make an additional investment of $11,000,000 if United Process Group meets certain revenue goals for the twelve-month period ending May 31, 2001.

                                  divine, inc.

 Additional Investment in Emicom Group

   Beginning March 24, 2002, Emicom Group, Inc. (Emicom) will have a right to cause the Company to purchase all of its outstanding common stock. This right will terminate under certain circumstances, including Emicom's completion of an initial public offering.

 Commitments Related to Private Investors

   Concurrent with the Company's IPO in July 2000, the Company sold 7,257,455 shares of its class A common stock and 23,288,511 shares of its non-voting class C convertible common stock in private placements. In connection with these private placements: (1) the Company has agreed under its Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services, and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area; the Company is currently working to restructure its relationship with Microsoft, including the Alliance Agreement, to focus on its enterprise web solutions strategy and Microsoft's ".NET" strategy. (2) the Company entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would be credited as payment by Level 3 for its purchase of the Company's shares; the Company is actively negotiating the terms of a definitive agreement concerning these services, which the Company expects to complete; and (3) the Company has agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years.

(19) Subsequent Events

 Stockholder Rights Plan

   On February 13, 2001, the Company's board of directors adopted a Stockholder Rights Plan and declared a dividend of one Right on each outstanding share of class A common stock. The dividend was payable to shareholders of record on February 23, 2001.

   Initially, no separate certificates were issued for the Rights; rather, the Rights are evidenced by the certificates for class A common stock and trade automatically with the class A common stock. The Rights are not exercisable unless a person or group has acquired, or announces the intent to acquire, 15% or more of the Company's outstanding common stock (or 20% or more if such a person or group presently owns 10% or more of the Company's outstanding common stock). Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at $15.00 per Right. The Rights are redeemable by the Company's board of directors, for $0.001 per Right, at any time prior to the exercisability of the Rights.

   In the event a person or group acquires 15% (20% in certain circumstances) or more of the Company's class A common stock, each shareholder, other than the acquiror, is entitled to purchase, for the exercise price of the Rights, the number of shares of the Company's common stock having a market value of two times the exercise price of the Rights. In addition, the Company's board of directors may then exchange the Rights for class A common stock at a ratio of one share of class A common stock per Right. Also, if the Rights have become exercisable and the Company is acquired in a merger or other business combination, or 50% or more of its assets, cash flow, or earning power are sold, each Right will entitle the holder to purchase, at the exercise price of the Right, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of two times the exercise price of the Right.

                                  divine, inc.

   The Rights will expire on January 31, 2011, unless extended by the Company's board of directors.

 Line of Credit

   On January 29, 2001, the Company entered into a $25,000,000 line of credit with La Salle Bank N.A. This line of credit, which carries a variable interest rate equal to the current LIBOR rate plus 125 basis points, is available for working capital and general corporate business needs other than permanent financing for the Company's acquisition of interests in associated companies. The line of credit is collateralized by cash or cash equivalents of the Company to the extent of any borrowings or letters of credit issued under the credit agreement. This line of credit expires in January 2002.

 Acquisitions/Mergers

   In February 2001, the Company, through its wholly-owned subsidiary divine Global Services, Inc. (dGS), acquired the minority interest of Web Design Group in exchange for 222,841 of the Company's class A common shares. In addition, the Company may be obligated to issue up to a maximum of 222,841 additional common shares should Web Design Group exceed certain revenue targets in 2001. In February 2001, Buzz msp was merged into dGS.

   In February 2001, the operations of salespring, inc.!! were collapsed into the operations of the Company and salespring ceased operating as an independent business.

   In March 2001, the Company, through dGS, acquired the minority interest of Westbound Consulting in partial satisfaction of a note payable by Westbound Consulting to the Company. Westbound Consulting was merged into dGS. Westbound Consulting Services Pvt. Ltd., which was a subsidiary of Westbound Consulting, became a subsidiary of dGS and continues to have a 16.2% minority ownership.

   On March 29, 2001, the Company acquired 100% of SageMaker, Inc. in exchange for a total of 10,533,333 shares of its class A common stock. Of those shares, 1,333,333 shares are held in an escrow account and will be returned to the Company if SageMaker does not achieve certain cash collection thresholds in 2001. The Company also agreed to grant stock awards, up to a maximum of $2,000,000, to the continuing employees of SageMaker to the extent SageMaker exceeds certain cash collection thresholds in 2001. SageMaker offers software that integrates content for enterprise information portals.

   On March 30, 2001, the Company agreed to acquire certain assets from marchFIRST, Inc., including much of its former Whittman-Hart operations. The acquired business will be held by a newly-formed subsidiary of the Company called divine/Whittman-Hart, Inc. The Company agreed to pay approximately $6.25 million in cash and to have divine/Whittman-Hart, Inc. issue a $27.75 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from the acquired operations, and which will be secured by the assets of divine/Whittman-Hart, Inc. marchFIRST also will be eligible to receive up to an aggregate of $39.05 million in bonus payments of 50% of free cash flow from the acquired operations during the next five years to the extent the note is pre-paid.

   In a separate transaction, the Company agreed with marchFIRST to acquire certain other of its assets, including its HostOne application hosting unit, its SAP implementation practice, its value-added reseller business, its iCampus training and technology unit, certain of its Asian joint ventures, the assets of its BlueVector venture capital arm, and accounts receivable related to the acquired operations. The Company agreed to pay $6.25 million in cash and to have divine/Whittman-Hart, Inc. issue a similar promissory note in the principal amount of $29.75 million and make similar bonus payments in the maximum amount of $15.95 million. Closing of this second transaction is conditioned upon receiving approvals from regulatory authorities.

                                  divine, inc.

 Sale/Termination of Associated Companies

   In February 2001, iSalvage ceased all meaningful business operations and is currently in the liquidation process. The Company wrote down the carrying value of its investment in iSalvage to $72,000 in 2000.

   In March 2001, FiNetrics ceased business operations.

   In March 2001, Sequoia Software Corporation agreed to be acquired by Citrix Systems, Inc. in a cash tender offer for $5.64 per share. The Company expects that it will receive approximately $13,174,000 for its 2,335,770 shares of Sequoia upon consummation of that tender offer.

 Changes in Equity Ownership

   In January 2001, the Company restructured its ownership interest in i-Street, such that the Company's voting ownership in i-Street was reduced to 25.1%.

   In February 2001, the Company contributed $4,000,000 to Outtask. As a result of this contribution, the Company's ownership in Outtask was increased to 34.2%.

(20) Selected Quarterly Financial Information (unaudited)

   The following table sets forth selected quarterly financial information for the year ended December 31, 2000 and the period ended December 31, 1999. The operating results for any given quarter are not necessarily indicative of results for any future period.

                                               2000 Quarters Ended
                                      ----------------------------------------
                                       Dec. 31   Sept. 30   June 30   Mar. 31
                                      ---------  ---------  --------  --------
                                      (in thousands, except per share data)
Revenues............................  $  13,079  $  13,693  $ 12,092  $  5,215
Cost of revenues....................     15,194     12,345    10,320     4,407
Selling, general and administrative
 expenses...........................     37,290     56,172    50,750    31,451
Research and development expenses...      3,392      4,000     3,048     1,596
Impairment in consolidated
 associated companies...............     50,487      7,139       --        --
Impairment of facilities............     10,961        --        --        --
Stock-based compensation............      5,020     26,185     8,199     8,665
                                      ---------  ---------  --------  --------
Operating loss......................   (109,265)   (92,148)  (60,225)  (40,904)
Interest income (expense), net......      4,624      4,198     1,492     3,412
Non-operating gains, net............       (777)     1,920     2,933        (2)
Minority interest...................      3,437      6,192     4,353     4,187
Equity in losses of associated
 companies..........................    (30,240)   (25,567)  (23,936)  (10,878)
Impairment in equity/cost method
 associated companies...............   (106,997)    (6,128)      --        --
                                      ---------  ---------  --------  --------
Net loss............................   (239,218)  (111,533)  (75,383)  (44,185)
Accretion of preferred stock
 dividends..........................        --      (1,045)   (8,645)   (7,417)
Deemed dividends....................        --     (14,942)      --    (25,814)
                                      ---------  ---------  --------  --------
Net loss applicable to common
 stockholders.......................  $(239,218) $(127,520) $(84,028) $(77,416)
                                      =========  =========  ========  ========
Basic and diluted net loss per share
 applicable to common
 stockholders*......................  $   (1.79) $   (1.13) $  (7.39) $  (7.79)
Proforma basic and diluted net loss
 per share applicable to common
 stockholders*......................                 (0.99)
Sales price of class A common stock
  High..............................       4.25      12.44
  Low...............................  $    1.00  $    3.62

                                  divine, inc.

                                                      1999 Quarters Ended
                                                    --------------------------
                                                               Sept.
                                                    Dec. 31     30     June 30
                                                    --------  -------  -------
                                                         (in thousands
                                                     except per share data)
Revenues........................................... $  1,020  $    17   $--
Cost of revenues...................................    1,028      --     --
Selling, general and administrative expenses.......    7,067    1,490    --
Research and development expenses..................      134      --     --
Stock-based compensation...........................      747      --     --
                                                    --------  -------   ----
Operating loss.....................................   (7,956)  (1,473)   --
Interest income (expense), net.....................    1,385       (1)   --
Minority interest..................................       51      --     --
Equity in losses of associated companies...........   (1,413)     --     --
                                                    --------  -------   ----
Net loss...........................................   (7,933)  (1,474)   --
Accretion of preferred stock dividends.............   (3,520)     --     --
                                                    --------  -------   ----
Net loss applicable to common stockholders......... $(11,453) $(1,474)  $--
                                                    ========  =======   ====
Basic and diluted net loss per share applicable to
 common stockholders*.............................. $  (2.07) $ (1.32)  $--

- --------
* The pro forma basic and diluted net loss per share applicable to common stockholders (pro forma net loss per share) assumes the conversion of all of the Company's preferred stock into common stock as of the date of issuance. This assumption was made by the Company in calculating the earnings per share as reported for the three- and nine-month periods ended September 30, 2000, in the Company's quarterly report on Form 10-Q for that period. The conversion assumption differs from the actual loss per share calculation, wherein the Company's preferred stock is weighted as common stock outstanding from the date of conversion, which is the date of the Company's initial public offering, or July 18, 2000.

   Additionally, stock-based compensation for the three months ended September 30, 2000, as reflected in the table above, includes an accelerated charge of $18,330,000 related to the Company's repurchase of shares in 13 associated companies established by the Company that were sold to the Company's employees in January 2000. Stock-based compensation for the three months ended September 30, 2000, as reflected in the Company's quarterly report filed on Form 10-Q for that period, did not include this charge.

   The pro forma net loss per share for the three months and nine months ended September 30, 2000, as previously reported, were ($0.99) and ($2.68), respectively, compared to the actual net loss per share of $(1.13), and $(6.43), respectively. The differences in pro forma versus actual net loss per share relate to both the weighting of the preferred stock and the $18,330,000 charge as described in the above paragraph.

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE II

The Board of Directors
divine, inc.:

   Under date of March 30, 2001, we reported on the consolidated balance sheets of divine, inc. and subsidiaries (formerly known as divine interVentures, inc. and subsidiaries) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period from May 7, 1999 (inception) through December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule of valuation and qualifying accounts. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Chicago, Illinois
March 30, 2001

                            SUPPLEMENTAL SCHEDULE II

                                  divine, inc.

                       VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts
for Trade and Installment           Beginning Balance  Bad Debt Write- Ending
Receivables                          Balance  acquired expense   Offs  Balance
- -------------------------------     --------- -------- -------- ------ -------
                                                  (In thousands)
Year ended December 31, 2000.......   $587      606     6,186    (516) $6,863
Period ended December 31, 1999.....   $--       587       --      --   $  587

  (See accompanying Independent Auditors' Report on Supplemental Schedule II)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

   The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2001 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

   Our executive officers, their ages at December 31, 2000, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

   Name                   Age Position
   ----                   --- --------
   Andrew J. Filipowski..  50 Chairman of the Board and Chief Executive Officer
   Paul L. Humenansky....  44 President, Chief Operating Officer, and Director
   Michael P. Cullinane..  51 Executive Vice President, Chief Financial
                               Officer,
                              Treasurer, and Director

   Mr. Filipowski, one of our founders, has been Chairman of our Board of Directors and our Chief Executive Officer since our inception and was our President from our inception until October 1999. He is also Chairman and Chief Executive Officer of Platinum Venture Partners, Inc., the previous general partner of the Platinum Venture Partners limited partnerships. Mr. Filipowski was a founder of PLATINUM technology International inc. and served as the Chairman of its Board of Directors, Chief Executive Officer, and President from its inception in 1987 until it was acquired by Computer Associates in June 1999. Mr. Filipowski is currently a director of Neoforma.com, Inc., Sequoia Software Corporation, eShare technologies, Inc., and Blue Rhino Corporation.

   Mr. Humenansky, one of our founders, was one of our Executive Vice Presidents from August 1999 until October 2000, and has been our President and Chief Operating Officer since October 2000. He is also a principal officer of Platinum Venture Partners, Inc. Mr. Humenansky was a founder of PLATINUM and served as its Executive Vice President--Product Development from its inception in 1987 until its acquisition in June 1999. Mr. Humenansky also served as Chief Operations Officer of PLATINUM from January 1993 until its acquisition.

   Mr. Cullinane, one of our founders, has been our Chief Financial Officer and Treasurer since our inception and our Executive Vice President since August 1999. He is also a principal officer of Platinum Venture Partners, Inc. Mr. Cullinane served as Executive Vice President and Chief Financial Officer of PLATINUM from its inception in 1987 until it was acquired in June 1999. Mr. Cullinane is currently a director of VASCO Data Security International, Inc., Made2Manage Systems, Inc., and Interactive Intelligence, Inc.

ITEM 11. EXECUTIVE COMPENSATION

   Information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information appearing under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information appearing under the caption "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

   Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated herein by reference.

(a)(2) Financial Statement Schedules

   The following report of independent auditors and financial statement schedule are included on pages 63 and 64 of this Form 10-K:

     Independent Auditors' Report on Supplemental Schedule II

     Supplemental Schedule II--Valuation and Qualifying Accounts

   All other financial statement schedules have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

   The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  10.1   divine interVentures, inc. 1999 Stock Incentive Plan, as amended

         Form of Option Agreement under the divine interVentures, inc. 1999
  10.2   Stock Incentive Plan

  10.3   Form of Indemnification Agreement for Directors and Executive Officers

(b) Reports on Form 8-K

   We did not file any reports on Form 8-K during the fourth quarter of 2000.

(c) Exhibits

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  3.1    Third Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).

  3.2 Amended and Restated By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-92851 (the "IPO Registration Statement")).

  4.1 Specimen stock certificate representing the Company's class A common stock (incorporated herein to Exhibit 4.1 to the IPO Registration
         Statement).

 10.1    divine interVentures, inc. 1999 Stock Incentive Plan, as amended.

 10.2    Form of Option Agreement under the divine interVentures, inc. 1999
         Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the IPO Registration Statement).

 Exhibit
  Number  Description of Exhibit
 -------  ----------------------
 10.3     Form of Indemnification Agreement for Directors and Executive
          Officers (incorporated herein by reference to Exhibit 10.3 to the IPO
          Registration Statement).

 10.4 Agreement of Sublease between Budget Rent-A-Car Corporation and divine interVentures, inc. dated as of August 25, 1999 (incorporated by reference to Exhibit 10.4 to the IPO Registration Statement).

 10.5 Letter Agreement, dated July 1, 1999, among divine interVentures, inc., Blackhawk LLC, and Andrew J. Filipowski, as amended on February
          28, 2000 (incorporated herein by reference to Exhibit 10.5 of the IPO
          Registration Statement).

 10.6 Series D Stockholders Agreement, dated as of December 7, 1999, among divine interVentures, inc., the Management Stockholders (as defined therein) and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.7 of the IPO Registration Statement).

 10.7     Founders Shares Registration Rights Agreement, dated as of August 18,
          1999, among divine interVentures, inc. and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.8 of the IPO
          Registration Statement).

 10.8     Series A Registration Rights Agreement, dated as of September 3,
          1999, among divine interVentures, inc. and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.9 of the IPO
          Registration Statement).

 10.9     Series B Registration Rights Agreement, dated as of September 17,
          1999, among divine interVentures, inc. and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.10 of the IPO
          Registration Statement).

 10.10    Series C Registration Rights Agreement, dated as of September 30,
          1999, among divine interVentures, inc. and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.11 of the IPO
          Registration Statement).

 10.11 Series D Registration Rights Agreement, dated as of December 7, 1999, among divine interVentures, inc. and the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.12 of the IPO
          Registration Statement).

 10.12 Consulting and Non-Compete Agreement, dated as of March 29, 1999, between PLATINUM technology International, inc. and Andrew J.
          Filipowski (incorporated herein by reference to Exhibit 10.13 to the IPO Registration Statement).

 10.13 Consulting and Non-Compete Agreement, dated as of March 29, 1999, between PLATINUM technology International, inc. and Michael P.
          Cullinane (incorporated herein by reference to Exhibit 10.14 to the IPO Registration Statement).

 10.14 Consulting and Non-Compete Agreement, dated as of March 29, 1999, between PLATINUM technology International, inc. and Paul L.
          Humenansky (incorporated herein by reference to Exhibit 10.15 to the IPO Registration Statement).

 10.15 Business Opportunities Agreement, dated as of December 7, 1999, by and among divine interVentures, inc. and Dell USA L.P., Microsoft
          Corporation, CBW/SK divine Investments, Frontenac VII Limited
          Partnership, Frontenac Masters VII Limited Partnership, First Chicago
          Investment Corporation, Cross Creek X, LLC, and Mesirow Capital
          Partners VII (incorporated herein by reference to Exhibit 10.17 of the IPO Registration Statement).

 10.16    Series E Registration Rights Agreement, dated as of February 3, 2000
          (incorporated herein by reference to Exhibit 10.19 of the IPO
          Registration Statement).

 10.17(a) Alliance Agreement, dated as of January 28, 2000, between divine interVentures, inc. and Microsoft Corporation (incorporated herein by reference to Exhibit 10.21 of the IPO Registration Statement).

 Exhibit
  Number  Description of Exhibit
 -------  ----------------------
 10.17(b) Amendment No. 1 to Alliance Agreement, dated as of March 29, 2000, by and between Microsoft Corporation and divine interVentures, inc.
          (incorporated herein by reference to Exhibit 10.25 of the IPO
          Registration Statement).

 10.18 Lease, dated January 7, 2000, by and between Habitat-Kahny, LLC and dotspot, inc. (incorporated herein by reference to Exhibit 10.22 of the IPO Registration Statement).

 10.19 Consulting Agreement, dated as of March 9, 2000, by and between divine interVentures, inc. and Michael J. Jordan (incorporated herein by reference to Exhibit 10.23 of the IPO Registration Statement).

 10.20 Memorandum of Understanding, dated as of March 29, 2000, between divine interVentures, inc. and Aon Corporation (incorporated herein by reference to Exhibit 10.24 of the IPO Registration Statement).

 10.21    Term Sheet, dated March 29, 2000, by and among Level 3
          Communications, LLC, divine interVentures, inc., and Host divine, inc. (incorporated herein by reference to Exhibit 10.26 of the IPO
          Registration Statement).

 10.22    Series E Stockholders Agreement, dated as of February 3, 2000
          (incorporated herein by reference to Exhibit 10.27 of the IPO
          Registration Statement).
 10.23    Agreement of Limited Partnership for Platinum Venture Partners I
          L.P., dated as of September 24, 1994, by and among Platinum Venture
          Partners, Inc. and the Limited Partners (as defined therein), and amendment thereto effective as of August 4, 1999 (incorporated herein by reference to Exhibit 10.28 of the IPO Registration Statement).

 10.24    Agreement of Limited Partnership for Platinum Venture Partners II
          L.P., dated as of September 24, 1994, by and among Platinum Venture
          Partners, Inc. and the Limited Partners (as defined therein), and amendment thereto effective as of August 4, 1999 (incorporated herein by reference to Exhibit 10.29 of the IPO Registration Statement).

 10.25 Letter Agreement, dated May 26, 2000, among divine interVentures, inc., Blackhawk LLC, and Andrew J. Filipowski (incorporated herein by reference to Exhibit 10.30 of the IPO Registration Statement).

 10.26    Office Lease Agreement between Dugan/Office, L.L.C. and dotspot, inc.
          dated April 17, 2000.

 10.27    Agreement of Lease between The Commuter Rail Division of the Regional
          Transportation Authority and dotspot, inc. dated July 7, 2000 and Unconditional Guaranty of Lease dated July 7, 2000 by divine interVentures, inc.

 10.28    Lease Agreement between 1 North Dearborn Trust and dotspot, inc.
          dated September 29, 2000.

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of KPMG LLP.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          divine, inc.

                                                  /s/ Michael P. Cullinane
                                          By: _________________________________
                                                    Michael P. Cullinane
                                              Executive Vice President, Chief
                                              Financial Officer, and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.

              Signature                                 Title
              ---------                                 -----
Principal Executive Officer:

     /s/ Andrew J. Filipowski           Chairman of the Board and Chief
______________________________________   Executive Officer
         Andrew J. Filipowski

Principal Financial and Accounting
 Officer:

     /s/ Michael P. Cullinane           Executive Vice President, Chief
______________________________________   Financial Officer, Treasurer, and
         Michael P. Cullinane            Director

A Majority of the Directors:

      /s/ Paul L. Humenansky            President, Chief Operating Officer,
______________________________________   and Director
          Paul L. Humenansky

        /s/ Tommy Bennett               Director
______________________________________
            Tommy Bennett

         /s/ John Cooper                Director
______________________________________
             John Cooper

        /s/ James E. Cowie              Director
______________________________________
            James E. Cowie

                                        Director
______________________________________
          Michael H. Forster

                                        Director
______________________________________
            Arthur W. Hahn


              Signature                                 Title
              ---------                                 -----
       /s/ Gregory K. Jones             Director
______________________________________
           Gregory K. Jones

      /s/ Thomas J. Meredith            Director
______________________________________
          Thomas J. Meredith

                                        Director
______________________________________
               John Rau