Form 10-Q
period 2001-03-31
DIVINE INC
filed 2001-05-15
CIK 1097516

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

                 For the Quarterly Period Ended March 31, 2001

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to

                        Commission File Number 0-30043

                               ----------------

                                 divine, inc.
            (Exact name of Registrant as specified in its charter)

               Delaware                              36-4301991
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

              1301 N. Elston Avenue, Chicago, Illinois      60622
              (Address of Principal Executive Offices)       (Zip
                                                            Code)

      Registrant's telephone number, including area code: (773) 394-6600

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At May 10, 2001, the registrant had outstanding an aggregate of 142,212,650 shares of class A common stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  divine, inc.

                                   Form 10-Q

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I. FINANCIAL INFORMATION...........................................     1

  Item 1. Consolidated Financial Statements.............................     1

     Consolidated Balance Sheets
     March 31, 2001 (unaudited) and December 31, 2000...................     1

     Consolidated Statements of Operations (unaudited)
     Three months ended March 31, 2001 and March 31, 2000...............     2

     Consolidated Statements of Stockholders' Equity
     Three months ended March 31, 2001 (unaudited), Year ended December
     31, 2000, and period from May 7, 1999 (inception) to December 31,
     1999...............................................................     3

     Consolidated Statements of Cash Flows (unaudited)
     Three months ended March 31, 2001 and March 31, 2000...............     5

     Notes to Consolidated Financial Statements.........................     6

  Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................    12

  Item 3. Quantitative and Qualitative Disclosures about Market Risk....    21

Part II. OTHER INFORMATION..............................................    21

  Item 2. Changes in Securities and Use of Proceeds.....................    21

  Item 6. Exhibits and Reports on Form 8-K..............................    22

SIGNATURE...............................................................    23

EXHIBIT INDEX...........................................................    24

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                  divine, inc.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                       (Unaudited)
                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                        Assets

Current assets:
 Cash and cash equivalents............................  $ 222,287   $ 252,533
 Restricted cash......................................      1,943       2,143
 Accounts receivable, net of allowance for doubtful
  accounts of $5,740 and $6,863.......................      7,274       7,678
 Available-for-sale securities........................     16,574      12,404
 Notes receivable.....................................      1,642         179
 Prepaid expenses.....................................        774       1,959
 Other current assets.................................      3,030       4,903
                                                        ---------   ---------
   Total current assets...............................    253,524     281,799
Property and equipment, net...........................     36,464      33,820
Goodwill and other intangible assets, net of
 accumulated amortization of $21,998 and $21,170......     27,112       8,621
Ownership interests in associated companies...........     38,046      65,939
Prepaid co-location and bandwidth services............     25,000      25,000
Restricted cash.......................................        --        1,000
Other noncurrent assets...............................      4,005       4,002
                                                        ---------   ---------
   Total assets.......................................  $ 384,151   $ 420,181
                                                        =========   =========

         Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable.....................................  $  14,032   $  10,193
 Accrued payroll expenses.............................        401       1,631
 Accrued professional fees............................        884       2,091
 Current portion of facilities impairment.............      1,791       2,257
 Current portion of capital leases....................      3,793       2,868
 Other accrued expenses and current liabilities.......      7,163       6,579
 Notes payable........................................        242         521
 Deferred revenue.....................................      5,394       1,431
                                                        ---------   ---------
   Total current liabilities..........................     33,700      27,571
Long-term debt........................................      1,068         826
Capital leases........................................      4,232       3,801
Other noncurrent liabilities..........................        457         144
Long-term facilities impairment.......................      3,006       3,006
Minority interest.....................................     13,475      16,950
Stockholders' equity:
 Class A common stock, $.001 par value; 2,500,000,000
  shares authorized; 138,714,718 and 128,382,154
  shares issued; 135,650,362 and 127,390,478 shares
  outstanding.........................................        136         128
 Class C common stock, $.001 par value; 100,000,000
  shares authorized; 6,777,777 shares issued and
  outstanding.........................................          7           7
 Additional paid-in capital...........................    964,942     956,110
 Notes receivable from exercise of stock options......     (3,387)     (5,636)
 Unearned stock-based compensation....................    (26,280)    (36,641)
 Accumulated other comprehensive loss.................    (15,495)    (20,011)
 Treasury stock, at cost; 774,356 and 741,676 shares..     (5,641)     (5,592)
 Accumulated deficit..................................   (586,069)   (520,482)
                                                        ---------   ---------
   Total stockholders' equity.........................    328,213     367,883
                                                        ---------   ---------
   Total liabilities and stockholders' equity.........  $ 384,151   $ 420,181
                                                        =========   =========

          See accompanying notes to consolidated financial statements.

                                  divine, inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                (in thousands, except share and per share data)

                                           Three Months Ended Three Months Ended
                                             March 31, 2001     March 31, 2000
                                           ------------------ ------------------
Revenues:
  Products...............................     $      1,535        $      777
  Services...............................            8,222             4,438
                                              ------------        ----------
    Total revenues.......................            9,757             5,215
Operating expenses:
  Cost of revenues:
   Products (exclusive of $21 and $62 of
    amortization of stock-based
    compensation)........................              851               527
   Services (exclusive of $120 and $423
    of amortization of
    stock-based compensation)............            6,769             3,880
                                              ------------        ----------
    Total cost of revenues...............            7,620             4,407
  Selling, general and administrative
   (exclusive of $3,056 and $8,107 of
   amortization of stock-based
   compensation).........................           33,998            31,451
  Research and development (exclusive of
   $122 and $73 of amortization of stock-
   based compensation)...................            3,133             1,596
  Impairment of investment in
   consolidated associated companies.....            3,256               --
  Amortization of stock-based
   compensation..........................            3,319             8,665
                                              ------------        ----------
    Total operating expenses.............           51,326            46,119
                                              ------------        ----------
    Operating loss.......................          (41,569)          (40,904)
Other income (expense):
  Interest income........................            3,507             3,714
  Interest expense.......................             (276)             (302)
  Other expense, net.....................              (50)               (2)
                                              ------------        ----------
    Total other income...................            3,181             3,410
  Loss before minority interest, gain on
   stock transactions of associated
   companies, equity in losses of
   associated companies and impairment of
   investment in equity and cost method
   companies.............................          (38,388)          (37,494)
Minority interest........................            2,820             4,187
Gain on stock transactions of associated
 companies...............................              695               --
Equity in losses of associated companies.           (7,251)          (10,878)
Impairment of investment in equity and
 cost method associated companies........          (23,463)              --
                                              ------------        ----------
    Net loss.............................          (65,587)          (44,185)
Accretion of redeemable preferred stock
 dividends...............................              --             (3,224)
Accretion of preferred stock dividends...              --             (4,193)
Deemed dividends.........................              --            (25,814)
                                              ------------        ----------
    Net loss applicable to common
     stockholders........................     $    (65,587)       $  (77,416)
                                              ============        ==========
    Basic and diluted net loss per share
     applicable to common stockholders...     $      (0.49)       $    (7.79)
    Weighted average shares used in
     computing basic and diluted net loss
     per share...........................      134,585,774         9,941,917

          See accompanying notes to consolidated financial statements.

                                  divine, inc.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                             Notes
                                                                           receivable
                                                                              from
                        Preferred stock        Common stock     Additional  exercise    Unearned
                      --------------------  -------------------  paid-in    of stock  stock-based  Treasury  Accumulated
                         Shares     Amount    Shares     Amount  capital    options   compensation  stock      deficit
                      ------------  ------  -----------  ------ ---------- ---------- ------------ --------  -----------
                                                                  (in thousands, except share data)
Balance at May 7,
1999 (inception)....           --   $ --            --    $--    $    --    $    --     $    --    $   --     $     --
 Comprehensive
 loss:
   Net loss.........           --     --            --     --         --         --          --        --        (9,407)
   Total
   comprehensive
   loss.............
Issuance of Class A
common stock........           --     --      3,449,956      4         17        --          --        --           --
Issuance of Class B
common stock........           --     --      2,041,662      2         10        --          --        --           --
Issuance of Series
A-1 preferred stock.     9,236,600      9           --     --       2,287        --          --        --           --
Issuance of Series
A-2 preferred stock.    37,750,000     38           --     --       9,387        --          --        --           --
Issuance of Series
B-1 preferred stock.     2,712,000      3           --     --       1,341        --          --        --           --
Issuance of Series
B-2 preferred stock.    20,100,000     20           --     --      10,018        --          --        --           --
Issuance of Series C
preferred stock.....   190,062,125    190           --     --     189,031        --          --        --           --
Exercise of stock
options--Class A
common stock........           --     --        341,658    --       1,537        --          --        --           --
Unearned stock-based
compensation........           --     --            --     --      27,408        --      (27,408)      --           --
Stock-based
compensation........           --     --            --     --         --         --          747       --           --
                      ------------  -----   -----------   ----   --------   --------    --------   -------    ---------
Balance at December
31, 1999............   259,860,725  $ 260     5,833,276   $  6   $241,036   $    --     $(26,661)  $   --     $  (9,407)
                      ============  =====   ===========   ====   ========   ========    ========   =======    =========
 Comprehensive
 loss:
   Net loss.........           --     --            --     --         --         --          --        --      (470,319)
   Other
   comprehensive
   loss:
    Unrealized
    holding loss
    during the year.           --     --            --     --         --         --          --        --           --
   Total
   comprehensive
   loss.............
Issuance of Series F
preferred stock.....    11,500,000     11           --     --      14,719        --          --        --           --
Conversion from
Class B common stock
to Class A common
stock...............           --     --     (2,041,662)    (2)       --         --          --        --           --
Conversion of Class
A common stock from
Class B common
stock...............           --     --      2,041,662      2        --         --          --        --           --
Conversion of
preferred stock to
Class A common
stock, net of 1/6
conversion factor...  (271,360,725)  (271)   45,226,788     45        226        --          --        --           --
Conversion of
redeemable preferred
stock to Class A
common stock, net of
1/6 conversion
factor and capital
raising costs.......           --     --     35,880,721     36    223,134        --          --        --           --
Issuance of Class C
common stock, net of
offering costs......           --     --     23,288,511     23    193,440        --          --        --           --
Conversion from
Class C common stock
to Class A common
stock...............           --     --    (16,510,734)   (17)       --         --          --        --           --
Conversion to Class
A common stock from
Class C common
stock...............           --     --     16,510,734     17        --         --          --        --           --
Issuance of Class A
common stock in
conjunction with
initial public
offering, net of
offering costs......           --     --     14,285,000     14    109,230        --          --        --           --
Issuance of Class A
common stock
exclusive of initial
public offering
shares, net of
capital raising
costs...............           --     --      8,527,046      9     73,887        --          --        --           --
Deemed dividends
related to
beneficial
conversion feature
of Series E & F
preferred stock.....           --     --            --     --      25,814        --          --        --       (25,814)
Deemed dividends
related to discount
on issuance of Class
C common stock......           --     --            --     --      14,942        --          --        --       (14,942)
Accretion of
redeemable preferred
stock dividends.....           --     --            --     --      (8,037)       --          --        --           --
Issuance of Class A
common stock through
the Employee Stock
Purchase Plan.......           --     --        425,712      1        762        --          --        --           --
Dilution gain on
equity transactions
by associated
companies...........           --     --            --     --       1,021        --          --        --           --
Exercise of stock
options--Class A
common stock........           --     --      5,877,670      6     34,651        --          --        --           --
Issuance of notes
receivable to
exercise stock
options.............           --     --            --     --         --     (31,154)        --        --           --
Repurchase and
retirement of Class
A common stock and
reduction of related
notes receivable....           --     --     (4,434,509)    (4)   (26,513)    25,518         --        --           --
Unearned stock-based
compensation........           --     --            --     --     106,274        --     (106,274)      --           --
Stock-based
compensation........           --     --            --     --       3,209        --       44,860       --           --
Recovery of unearned
stock based
compensation........           --     --            --     --     (51,434)       --       51,434       --           --
Capital raising
costs of
subsidiaries........           --     --            --     --        (250)       --          --        --           --
Payout of fractional
shares..............           --     --           (284)   --          (1)       --          --        --           --
Indirect ownership
of shares of the
Company's Class A
common stock owned
by equity method
associated
companies...........           --     --       (741,676)    (1)       --         --          --     (5,592)         --
                      ------------  -----   -----------   ----   --------   --------    --------   -------    ---------
Balance at December
31, 2000 ...........           --   $ --    134,168,255   $135   $956,110   $ (5,636)   $(36,641)  $(5,592)   $(520,482)
                      ============  =====   ===========   ====   ========   ========    ========   =======    =========
                       Accumulated
                          other         Total
                      comprehensive stockholders'
                         income        equity
                      ------------- -------------
Balance at May 7,
1999 (inception)....    $    --       $     --
 Comprehensive
 loss:
   Net loss.........         --          (9,407)
                                    -------------
   Total
   comprehensive
   loss.............                     (9,407)
                                    -------------
Issuance of Class A
common stock........         --              21
Issuance of Class B
common stock........         --              12
Issuance of Series
A-1 preferred stock.         --           2,296
Issuance of Series
A-2 preferred stock.         --           9,425
Issuance of Series
B-1 preferred stock.         --           1,344
Issuance of Series
B-2 preferred stock.         --          10,038
Issuance of Series C
preferred stock.....         --         189,221
Exercise of stock
options--Class A
common stock........         --           1,537
Unearned stock-based
compensation........         --             --
Stock-based
compensation........         --             747
                      ------------- -------------
Balance at December
31, 1999............    $    --       $ 205,234
                      ============= =============
 Comprehensive
 loss:
   Net loss.........         --        (470,319)
   Other
   comprehensive
   loss:
    Unrealized
    holding loss
    during the year.     (20,011)       (20,011)
                                    -------------
   Total
   comprehensive
   loss.............                   (490,330)
                                    -------------
Issuance of Series F
preferred stock.....         --          14,730
Conversion from
Class B common stock
to Class A common
stock...............         --              (2)
Conversion of Class
A common stock from
Class B common
stock...............         --               2
Conversion of
preferred stock to
Class A common
stock, net of 1/6
conversion factor...         --             --
Conversion of
redeemable preferred
stock to Class A
common stock, net of
1/6 conversion
factor and capital
raising costs.......         --         223,170
Issuance of Class C
common stock, net of
offering costs......         --         193,463
Conversion from
Class C common stock
to Class A common
stock...............         --             (17)
Conversion to Class
A common stock from
Class C common
stock...............         --              17
Issuance of Class A
common stock in
conjunction with
initial public
offering, net of
offering costs......         --         109,244
Issuance of Class A
common stock
exclusive of initial
public offering
shares, net of
capital raising
costs...............         --          73,896
Deemed dividends
related to
beneficial
conversion feature
of Series E & F
preferred stock.....         --             --
Deemed dividends
related to discount
on issuance of Class
C common stock......         --             --
Accretion of
redeemable preferred
stock dividends.....         --          (8,037)
Issuance of Class A
common stock through
the Employee Stock
Purchase Plan.......         --             763
Dilution gain on
equity transactions
by associated
companies...........         --           1,021
Exercise of stock
options--Class A
common stock........         --          34.657
Issuance of notes
receivable to
exercise stock
options.............         --         (31,154)
Repurchase and
retirement of Class
A common stock and
reduction of related
notes receivable....         --            (999)
Unearned stock-based
compensation........         --             --
Stock-based
compensation........         --          48,069
Recovery of unearned
stock based
compensation........         --             --
Capital raising
costs of
subsidiaries........         --            (250)
Payout of fractional
shares..............         --              (1)
Indirect ownership
of shares of the
Company's Class A
common stock owned
by equity method
associated
companies...........         --          (5,593)
                      ------------- -------------
Balance at December
31, 2000 ...........    $(20,011)     $ 367,883
                      ============= =============

          See accompanying notes to consolidated financial statements.

                                  divine, inc.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
                       (in thousands, except share data)

                                                                    Notes
                                                                  receivable
                       Preferred                                     from                                         Accumulated
                         stock        Common stock     Additional  exercise    Unearned                              other
                     ------------- -------------------  paid-in    of stock  stock-based  Treasury  Accumulated  comprehensive
                     Shares Amount   Shares     Amount  capital    options   compensation  stock      deficit       income
                     ------ ------ -----------  ------ ---------- ---------- ------------ --------  -----------  -------------
                                                              (in thousands, except share data)
 For the three
 months ended
 March 31, 2001
 (unaudited)
 Comprehensive
 loss:
   Net loss .......   --     $--           --    $--    $    --    $    --    $     --    $   --    $  (65,587)    $     --
   Other
   comprehensive
   loss:
   Unrealized
   holding gain....   --      --           --     --         --         --          --        --           --          4,516
   Total
   comprehensive
   loss............
Issuance of Class A
common stock ......   --      --     8,228,005      8     15,477        --          --        --           --            --
Issuance of Class A
common stock
through the
Employee Stock
Purchase Plan .....   --      --       101,228    --         159        --          --        --           --            --
Dilution loss on
equity transactions
by associated
companies..........   --      --           --     --         (38)       --          --        --           --            --
Repurchase and
retirement of Class
A common stock.....   --      --       (36,669)   --         (3)        --          --        --           --            --
Non-cash executive
compensation.......   --      --           --     --         --       2,249         --        --           --            --
Stock-based
compensation ......   --      --           --     --         279        --        3,319       --           --            --
Recovery of
unearned stock
based compensation
 ...................   --      --           --     --      (7,042)       --        7,042       --           --            --
Purchase of
treasury stock, at
cost ..............   --      --       (32,680)   --         --         --          --        (49)         --            --
                      ---    ----  -----------   ----   --------   --------   ---------   -------   ----------     ---------
Balance at March
31, 2001
(unaudited) .......   --     $--   142,428,139   $143   $964,942   $ (3,387)  $ (26,280)  $(5,641)  $ (586,069)    $ (15,495)
                      ===    ====  ===========   ====   ========   ========   =========   =======   ==========     =========
                         Total
                     stockholders'
                        equity
                     -------------
 For the three
 months ended
 March 31, 2001
 (unaudited)
 Comprehensive
 loss:
   Net loss .......    $(65,587)
   Other
   comprehensive
   loss:
   Unrealized
   holding gain....       4,516
                     -------------
   Total
   comprehensive
   loss............     (61,071)
                     -------------
Issuance of Class A
common stock ......      15,485
Issuance of Class A
common stock
through the
Employee Stock
Purchase Plan .....         159
Dilution loss on
equity transactions
by associated
companies..........         (38)
Repurchase and
retirement of Class
A common stock.....          (3)
Non-cash executive
compensation.......       2,249
Stock-based
compensation ......       3,598
Recovery of
unearned stock
based compensation
 ...................         --
Purchase of
treasury stock, at
cost ..............         (49)
                     -------------
Balance at March
31, 2001
(unaudited) .......    $328,213
                     =============

          See accompanying notes to consolidated financial statements.

                                  divine, inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three months Three months
                                                          ended        ended
                                                        March 31,    March 31,
                                                           2001         2000
                                                       ------------ ------------
                                                            (in thousands)
Cash flows from operating activities:
 Net loss............................................    $(65,587)   $ (44,185)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization.......................       4,179        3,943
 Stock-based compensation............................       3,319        8,665
 Noncash compensation expense........................       2,903          --
 Bad debt expense....................................         382          --
 Equity in losses of associated companies............       7,251       10,878
 Gain on stock transactions of associated companies..        (695)         --
 Impairment charges..................................      26,719          --
 Minority interest...................................      (2,820)      (4,187)
 Changes in assets and liabilities, excluding
  effects from acquisitions:
  Restricted cash....................................       1,200       (1,500)
  Accounts receivable................................       1,817       (1,679)
  Deferred offering costs............................         --          (365)
  Prepaid expenses...................................       1,402       (1,813)
  Other current assets...............................         160       (1,436)
  Accounts payable...................................       2,171       (2,814)
  Accrued expenses and other liabilities.............      (1,939)        (479)
  Deferred revenue...................................         528           87
                                                         --------    ---------
   Net cash used in operating activities.............     (19,010)     (34,885)
                                                         --------    ---------
Cash flows from investing activities:
 Additions to property and equipment.................      (5,016)      (3,752)
 Acquisition, sale and deconsolidation of ownership
  interests in associated companies, net of cash
  acquired...........................................      (6,326)    (128,231)
 Net repayments on notes receivable..................          37        4,000
                                                         --------    ---------
   Net cash used in investing activities.............     (11,305)    (127,983)
                                                         --------    ---------
Cash flows from financing activities:
 Proceeds from the issuance of preferred stock, net
  of issuance costs..................................         --       229,864
 Issuance of shares under Employee Stock Purchase
  Plan...............................................         159          --
 Net repayments of notes payable.....................        (280)     (20,826)
 Issuance of long-term debt..........................         242          488
 Proceeds from the exercise of stock options.........         --         2,662
 Repurchase and cancellation of exercised stock
  options............................................          (3)         --
 Purchase of treasury stock..........................         (49)         --
 Capital raising costs of subsidiaries...............         --          (250)
                                                         --------    ---------
   Net cash provided by financing activities.........          69      211,938
                                                         --------    ---------
Net increase (decrease) in cash and cash equivalents.     (30,246)      49,070
Cash and cash equivalents at beginning of period.....     252,533      162,841
                                                         --------    ---------
Cash and cash equivalents at end of period...........    $222,287    $ 211,911
                                                         ========    =========
Supplemental disclosures:
 Interest paid.......................................    $    242    $     341
 Noncash financing and investing activities:
 Issuance of notes payable or stock for ownership
  interests in associated companies..................      15,464       35,000
 Issuance of notes receivable from exercise of stock
  options............................................         --        29,677
 Retirement of notes receivable from exercise of
  stock options......................................       2,249          --

          See accompanying notes to consolidated financial statements.

                                 divine, inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

 (a) Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any future periods. These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

 (b) Net Loss Per Share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three-month periods ended March 31, 2001 and 2000, potentially dilutive securities have not been included in the shares used to compute net loss per share.

   Had the Company reported net income for the three-month periods ended March 31, 2001 and 2000, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 6,918,376 and 1,398,310 common equivalent shares, respectively, assuming the exercise of stock options.

 (c) Reclassifications

   Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2) Line of Credit

   On January 29, 2001, the Company entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit, which carries a variable interest rate equal to the current LIBOR rate plus 125 basis points, is cash collateralized and is available for working capital and general corporate business needs other than permanent financing for the Company's acquisition of interests in associated companies. This line of credit expires in January 2002. As of March 31, 2001, the Company had not borrowed under this line of credit.

(3) Associated Company Transactions

 (a) Acquisitions/Mergers

   In February 2001, the Company, through its wholly-owned subsidiary divine Global Services, Inc. (dGS), acquired the minority interest of Web Design Group in exchange for 222,841 shares of the Company's class A common stock. In addition, the Company may be obligated to issue up to a maximum of 222,841 additional common shares should Web Design Group exceed certain revenue targets in 2001. In February 2001, Buzz msp inc., a wholly-owned subsidiary of the Company, was merged into dGS.

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

   On March 29, 2001, the Company acquired 100% of SageMaker, Inc. in exchange for a total of 10,533,333 shares of its class A common stock. Of those shares, 1,333,333 shares are held in an escrow account and will be returned to the Company if SageMaker does not achieve certain cash collection thresholds in 2001. The Company also agreed to grant stock options to purchase up to a maximum of $2,000,000 of the Company's class A common stock to the continuing employees of SageMaker to the extent SageMaker exceeds certain cash collection thresholds in 2001. SageMaker offers software that integrates content for enterprise information portals.

 (b) Sales/Terminations

   In February 2001, iSalvage ceased all meaningful business operations and is currently in the liquidation process. The Company wrote down the carrying value of its investment in iSalvage to $72,000 in 2000. In March 2001, the Company received $194,000, representing its share of the first cash distribution in the liquidation of iSalvage. An additional distribution is scheduled for June 2001. The Company expects to receive approximately $39,000 from this additional distribution.

   In March 2001, FiNetrics ceased business operations.

 (c) Changes in Equity Ownership

   In January 2001, the Company restructured its ownership interest in i-Street, such that the Company's voting ownership in i-Street was reduced to 25.1%. As such, beginning in January 2001, i-Street is accounted for under the equity method of accounting, whereas it had previously been consolidated.

   In February 2001, the Company contributed $4,000,000 to Outtask. As a result of this contribution, the Company's ownership in Outtask was increased to 34.2%.

   In February 2001, the Company distributed 126,497 of its shares of Sequoia Software Corporation to certain employees who participated in the Company's incentive compensation program. This distribution decreased the Company's ownership interest in Sequoia to 7.5%.

(4) Ownership Interests in Associated Companies

   The following summarizes the Company's ownership interests in associated companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at March 31, 2001 and December 31, 2000. Cost basis represents the Company's original acquisition cost. Associated companies that have ceased operations or were sold in 2000 are not included at December 31, 2000. Additionally, iSalvage, which ceased operations in February 2001, is not included at March 31, 2001.

                                              March 31, 2001   December 31, 2000
                                             ----------------- -----------------
                                             Carrying   Cost   Carrying   Cost
                                              value    basis    value    basis
                                             -------- -------- -------- --------
                                                       (in thousands)
   Equity method............................ $33,227  $206,594 $57,000  $209,144
   Cost method..............................   4,819     9,893   8,939    10,189
                                             -------  -------- -------  --------
                                             $38,046  $216,487 $65,939  $219,333
                                             =======  ======== =======  ========

   The Company recorded $6,210,000 in excess investment over its share of the underlying equity in the net assets of companies accounted for under the equity method of accounting during the three months ended March 31, 2001. Amortization expense of $3,999,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the three months ended March 31, 2001. The Company also recorded $23,463,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies during the three months ended March 31, 2001.

   The Company recorded $87,583,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the three months ended March 31, 2000, accounted for under the equity method of accounting. Amortization expense of $6,231,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the three months ended March 31, 2000.

   The following summarized financial information for associated companies accounted for under the equity method of accounting at March 31, 2001 and December 31, 2000 has been compiled from the financial statements of the respective associated companies:

                                Balance Sheets

                                                          March    December 31,
                                                         31, 2001      2000
                                                         --------  ------------
                                                            (in thousands)
      Current assets.................................... $167,864    $178,942
      Noncurrent assets.................................   30,985      31,637
                                                         --------    --------
          Total assets.................................. $198,849    $210,579
                                                         ========    ========
      Current liabilities............................... $ 21,023    $ 24,154
      Non-current liabilities...........................    3,240       3,670
      Redeemable preferred stock........................  202,826     198,826
      Stockholders' deficit.............................  (28,240)    (16,071)
                                                         --------    --------
          Total liabilities, redeemable preferred stock
           and stockholders' deficit.................... $198,849    $210,579
                                                         ========    ========

                             Results of Operations

                                                       Three Months Three Months
                                                          Ended        Ended
                                                        March 31,    March 31,
                                                           2001         2000
                                                       ------------ ------------
                                                            (in thousands)
      Revenues........................................   $ 15,948    $   5,054
      Gross profit....................................        276        3,151
      Net loss........................................   $ (4,319)   $ (15,534)

   During the three months ended March 31, 2001, the Company acquired 100% of SageMaker, Inc. and the minority interests of Web Design Group and Westbound Consulting. The purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of $2,740,000 of cash payments (including acquistion costs), 9,256,173 non-contingent shares of the Company's class A common stock, with a fair value of $15,464,000, and the forgiveness of a note payable by Westbound Consulting to the Company in the amount of $525,000. Additionally, the Company has agreed to grant stock awards of 166,667 shares of the Company's class A common stock to members of SageMaker's management.

   In April 2000, the Company acquired an additional interest in OpinionWare (accounted for under the equity method of accounting since it became an associated company in December 1999) which resulted in the Company owning over 50% of OpinionWare. In August 2000, the Company acquired an additional interest in iFulfillment (accounted for under the equity method of accounting since it became an associated company in January 2000) which resulted in the Company owning over 50% of iFulfillment. In addition to these companies, nine other associated companies in which the Company acquired an interest during the three months ended March 31, 2000 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximated fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over two to three years. These companies are included in the Company's consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company's ownership interest to exceed 50%. The purchase prices for the three months ended March 31, 2001 and year ended December 31, 2000 for these acquisitions were allocated as follows:

                                                        Total For
                                                           the       Total For
                                                       Three Months   the Year
                                                          Ended        Ended
                                                        March 31,   December 31,
                                                           2001         2000
                                                       ------------ ------------
                                                            (in thousands)
      Identifiable net assets (liabilities)...........   $ (1,570)    $ 58,371
      Developed technology............................     13,774       16,371
      Customer lists..................................      2,139        5,433
      Workforce in place..............................      4,386        1,537
      Goodwill........................................        --        24,213
                                                         --------     --------
      Purchase price..................................   $ 18,729     $105,925
                                                         ========     ========

(5) Gain on Issuance of Stock by Associated Companies

   During the three months ended March 31, 2001, Outtask.com, Inc., one of the Company's associated companies, obtained third-party financing by issuing 731,971 shares of preferred stock for $1,055,000. As a result of this third-party financing, the Company recorded a gain of $312,000. The Company recorded an additional $383,000 net gain resulting from third-party financing of other of its associated companies during the three months ended March 31, 2001. The gains represent the increase in the book value of the Company's net equity in the subsidiary as a result of the subsidiary's stock issuances.

(6) Impairment Charges

   For the three months ended March 31, 2001, the Company recorded impairment charges of approximately $3,256,000 for other than temporary declines in the carrying value of certain consolidated associated companies. The Company also recorded impairment charges of approximately $23,463,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-off of the Company's investment in Xippix, Inc., which ceased all meaningful operations in April, 2001.

(7) Segment Information

   The Company has two operating segments: the software, services and hosting segment and the divine interVentures segment. The software, services and hosting segment encompasses the operations surrounding the Company's core strategy of delivering integrated web solutions. The divine interVentures segment encompasses the operations of the Company's remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. The Company evaluates segment performance based on income from operations. The Company does not allocate total assets to its segments.

   Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results for the three months ended March 31, 2001 are as follows:

                                        Software/        divine     divine, inc.
                                     Services/Hosting interVentures Consolidated
                                     ---------------- ------------- ------------
                                                   (in thousands)
      External revenue.............      $ 7,412         $ 2,124      $ 9,536
      Intersegment revenue.........          634             --           634
                                         -------         -------      -------
                                           8,046           2,124       10,170
        Eliminations...............                                      (413)
                                                                      -------
        Total revenues.............                                   $ 9,757
                                                                      =======
      Net loss applicable to common
       stockholders................      $24,931         $40,656      $65,587
                                         =======         =======      =======

   Because of the significant changes in the Company's operating strategy, and changes in the Company's portfolio of associated companies, segment information is not included for the three months ended March 31, 2000.

(8) Skyscraper Ventures

   In December 2000, the Company made the decision to no longer manage or fund Skyscraper Ventures, L.P. Based upon this decision, Skyscraper returned $1,285,000 of the Company's limited partnership investment, returned $18,000 of the Company's general partnership investment and cancelled the Company's remaining commitments. In March 2001, Skyscraper distributed the share interests in Novarra, Inc., the only investment made by Skyscraper. Therefore, the Company now directly owns 3.3% of the stock of Novarra.

(9) Stockholder Rights Plan

   In February 2001, the Company's board of directors adopted a Stockholder Rights Plan and declared a dividend of one Right on each outstanding share of class A common stock. The dividend was payable to shareholders of record on February 23, 2001.

   Initially, no separate certificates were issued for the Rights; rather, the Rights are evidenced by the certificates for class A common stock and trade automatically with the class A common stock. The Rights are not exercisable unless a person or group has acquired, or announces the intent to acquire, 15% or more of the Company's outstanding common stock (or 20% or more if such a person or group owned 10% or more of the Company's outstanding common stock at the time of adoption of the Rights Plan). Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at $15.00 per Right. The Rights are redeemable by the Company's board of directors, for $0.001 per Right, at any time prior to the exercisability of the Rights.

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

   The Rights will expire on January 31, 2011 unless extended by the Company's board of directors.

(10) Subsequent Events

   In two separate transactions in April 2001, we consummated our previously announced acquisition of certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP implementation practice, and its value-added reseller business. Additionally, we acquired accounts receivable with a face value of approximately $102.8 million. The acquired business is held by our newly-formed subsidiary, divine/Whittman-Hart, Inc. We paid to marchFIRST approximately $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST two promissory notes. The first is a $27.75 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from our operations and which is secured by the assets of divine/Whittman-Hart. The second is a similar promissory note for $29.75 million. In conjunction with our acquisition of marchFIRST assets, we also assumed $14.3 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the next five years exceeds divine/Whittman-Hart's obligation under the promissory notes. We do not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

   In April 2001, the Company tendered its 2,335,000 shares of Sequoia Software Corporation, as part of a previously announced acquisition of Sequoia by Citrix Systems, Inc. In May 2001, the Company received $13,174,000 for these shares.

   In April 2001, the Company acquired the minority interest of OpinionWare.com, Inc. for 1,637,948 shares of the Company's class A common stock. In addition, the Company has agreed to issue up to 1,758,446 options to purchase the Company's class A common stock.

   In April 2001, the Company acquired the minority interest of LiveOnTheNet.com, Inc. in exchange for 817,217 shares of the Company's class A common shares. In May 2001, LiveOnTheNet sold certain assets, subject to certain liabilities, including the name "LiveOnTheNet.com," to a newly-created entity owned primarily by the former stockholders of LiveOnTheNet, in which the Company owns a 25% interest, in exchange for a promissory note in the amount of $1,750,000.

   In April 2001, Xippix, Inc. ceased all meaningful business operations.

   In May 2001, the Company acquired 100% of the stock of DataBites, Inc. through a merger of the Company's wholly owned subsidiary CoolBites, Inc. with DataBites in exchange for 1,074,423 shares of the Company's class A common stock. Additionally, the Company has agreed to issue, to DataBites' employees, 107,500 options to purchase shares of the Company's class A common stock. DataBites provides technology that allows users to conveniently capture content from the Internet for display on any Internet-enabled device.

   In May 2001, the Company acquired the minority interest of Mindwrap, Inc. in exchange for 50,000 shares of the Company's class A common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   We develop and market enterprise interaction management solutions for the global enterprise. Our Web-based software solutions, leading-edge services, and managed applications businesses are the principal components of our integrated vertical business solutions. These solutions enable customers to manage internal and external information sources and collaborate across the organization. We announced our strategy to focus on enterprise web solutions in February 2001. We have since enhanced our enterprise web solutions offerings through the acquisition of the following products and services:

  . In March 2001, we acquired SageMaker, Inc., an enterprise information portal solutions company. SageMaker offers an enterprise Web solution that collects, integrates and organizes information in a personalized browser for vertical industries.

  . In April 2001, we acquired, or agreed to acquire, certain assets of marchFIRST, Inc., consisting principally of the operations of the former Whittman-Hart, a provider of technology consulting services, marchFIRST's SAP implementation practice, and its HostOne application hosting unit.

  . In April 2001, we acquired the minority interest of OpinionWare.com, Inc., one of our associated companies since December 1999. OpinionWare offers software that enables businesses to deploy large-scale dialogue management capabilities that are closely linked with customer relationship management, customer support and human resources applications.

  . In May 2001, we acquired DataBites, Inc., which provides technology that allows users to conveniently capture content from the Internet for display on any Internet-enabled device.

  . In April 2001, we acquired the minority interest of LiveOnTheNet.com, Inc., one of our associated companies since December 1999, which provides highly scalable platforms for the aggregation, distribution, and valuation of live video events over the Internet.

  . In May 2001, we acquired the minority interest of mindwrap, inc., one of our associated companies since November 1999, which offers web-enabled applications that harness paper-based, legacy and digital information.

   We anticipate that the integration of these companies into our products and services offering will help us to deliver first-class enterprise web solutions and brand-building services to our expanding client base of Fortune 1000 companies. We expect that our revenues in future periods will be generated principally through these core operations.

   Beginning with this quarterly report, we will no longer reflect separately our interests in our associated companies that provide enterprise web software, technology services, and managed applications. Instead, the operations of these businesses, all but two of which are wholly-owned subsidiaries, will be reflected as our operations. These businesses are divine Global Services, Inc., dotspot, Inc., LightsEdge, Inc., LiveOnTheNet.com, Inc., mindwrap, inc., NetUnlimited, Inc., OpinionWare.com, Inc., Parlano, Inc., and Xqsite, Inc. As of March 31, 2001, we own 77.2% of NetUnlimited and 69.4% of Parlano, Inc., and our results of operations will be adjusted to reflect the minority interests in those companies.

   We also expect to spend a portion of our available cash and to issue shares of our class A common stock in future periods to acquire additional interests in certain of our associated companies, and to acquire other companies, that offer products or services that complement and enhance our enterprise e-business solutions.

   Many of our associated companies are primarily focused on e-commerce and vertical markets. Most of these companies are accounted for under the equity method. We may, but do not expect to, invest additional funds into these companies in future periods.

   Because we have acquired significant interests in business-to-business e-commerce companies, most of which generate net losses, and because we can not be sure that we will successfully implement our new strategy to deliver integrated enterprise web solutions, we may experience significant volatility in our quarterly results. We do not know if we will report net income in any period, and we may report fluctuating net losses for the foreseeable future.

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

   Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings and losses of these companies is not included in our consolidated statements of operations unless earnings or losses are distributed. We record our ownership interest in equity securities of our associated companies accounted for under the cost method at the lesser of cost or fair value. Those cost method associated companies that have readily determinable fair values based on quoted market prices are classified in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Associated companies included in our divine interVentures segment at March 31, 2001 are listed in the table below. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of unexercised options or warrants. The table below excludes the associated companies that comprise our software, services and hosting segment. These companies are an integral part of our core business strategy, and will no longer be reported as separate businesses.

                                                                    Associated   Our Equity   Method of
                       Associated Company                          Company Since Ownership    Accounting
                       ------------------                          ------------- ----------  ------------
bid4real.com, inc................................................     1/24/00       54.3%    Consolidated
i-Fulfillment, Inc...............................................     1/28/00       59.1%    Consolidated
Panthera Productions, LLC........................................     3/30/00       62.9%    Consolidated
ViaChange.com, Inc...............................................     1/31/00       70.3%    Consolidated
Aluminium.com, Inc...............................................     3/10/00       34.6%          Equity
closerlook, inc. (1).............................................      2/1/00       40.9%          Equity
Dolphin InterVentures (formerly Latin American Econetworks N.V.).     7/26/00       37.4%          Equity
Emicom Group, Inc. ..............................................      4/3/00       33.0%(2)       Equity
eReliable Commerce, Inc..........................................     3/15/00       49.9%          Equity
Farms.com, Ltd...................................................     4/28/00       40.7%(3)       Equity
iGive.com, inc...................................................     2/11/00       32.1%          Equity
i-Street, Inc.(4) ...............................................    11/23/99       63.8%          Equity
Launchworks inc..................................................     2/25/00       40.4%(5)       Equity
Mercantec, Inc...................................................     2/11/00       41.9%(6)       Equity
Outtask.com Inc..................................................    12/10/99       34.2%          Equity
Perceptual Robotics, Inc.........................................     2/14/00       33.3%          Equity
TV House, Inc....................................................      3/8/00       42.0%          Equity
United Process Group, Inc. (formerly eFiltration.com, Inc.)(7)...     2/11/00       45.3%          Equity
Xippix, Inc.(8)..................................................      2/4/00       31.5%          Equity
Commerx, Inc.....................................................    11/19/99        0.9%            Cost
comScore, Inc....................................................    10/29/99        0.6%            Cost
FuelQuest, Inc...................................................    10/06/00        3.0%            Cost
NTE, Inc.........................................................    10/29/99        5.3%            Cost
Novarra, Inc. (9)................................................     3/15/01        3.8%            Cost
Neoforma.com, Inc................................................    10/14/99        0.6%        SFAS 115
Sequoia Software Corporation (10)................................    11/23/99        7.5%        SFAS 115

--------
(1) 250,000 of the shares of our class A common stock issued upon conversion of preferred stock issued to closerlook and $1,500,000 in cash are being held in escrow and will be released to closerlook only upon achievement of revenue thresholds. Further, if closerlook achieves an additional revenue threshold, we will be obligated to pay an additional $3,000,000 in cash for our interest in closerlook.
(2) Beginning March 24, 2002, Emicom will have a right to cause us to purchase all of its outstanding common stock, which right will terminate under certain circumstances, including Emicom's completion of an initial public offering.
(3) We also hold warrants to purchase shares of common stock of Farms.com. Giving effect to the exercise of these warrants, we would hold 45.3% of both the equity and the voting power of Farms.com.
(4) Excludes our $1,500,000 investment in shares of i-Street's non-voting, non-convertible preferred stock, which is redeemable at i-Street's option any time before March 2003. In January 2001, our ownership in i-street was restructured such that our voting ownership was reduced to 25.1%.
(5) We also hold warrants to purchase shares of common stock of Launchworks. Giving effect to the exercise of these warrants, we would hold 49.4% of both the equity and voting power of Launchworks.
(6) We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 44.3% of both the equity and voting power of Mercantec.
(7) In connection with our investment in United Process Group (UPG), we may be required to make an additional investment of $11 million if UPG meets certain revenue goals for the twelve-month period ending May 31, 2001.

 (8) In April 2001, Xippix ceased all meaningful business operations.

 (9) In March 2001, we obtained a direct ownership interest in Novarra through a transfer from Skyscraper Ventures.

(10) In April 2001, the Company tendered its 2,335,000 shares of Sequoia Software Corporation as part of a previously announced acquisition of Sequoia by Citrix Systems, Inc.

Deconsolidation

   In January 2001, we restructured our ownership interest in i-Street, Inc. (i-Street), such that our voting ownership in i-Street was reduced from 63.8% to 25.1%. Beginning in January 2001, we accounted for our interest in i-Street under the equity method.

Results of Operations

 Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

 General

   Beginning in the first quarter of 2001, our operations are segregated into two operating segments. Our software, services and hosting segment encompasses the operations surrounding our core strategy of delivering integrated web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Because we are in the early stages of implementing our new strategy to deliver integrated enterprise web solutions, the discussion of our operations for the three months ended March 31, 2001 and the three months ended March 31, 2000, focus on our activities as an Internet holding company actively engaged in e-commerce and vertical markets.

 Revenues

   We generated revenues totaling $9,757,000 for the three months ended March 31, 2001, which is an increase of $4,542,000 over revenues of $5,215,000 for the three months ended March 31, 2000. The total revenues for the three months ended March 31, 2001 included approximately $1,535,000 from the sale of products, all of which was generated by our software, services and hosting segment. Product revenues included $829,000 from software sales contracts and $706,000 from sales of computer hardware. The total revenues also included approximately $8,222,000 from the sale of services, including $6,098,000 from our software, services and hosting segment and $2,124,000 from our divine interVentures segment. Services revenues from our software, services and hosting segment included $2,484,000 from web design services, $1,315,000 from facilities management and $765,000 from hosting services. Services revenues from our divine interVentures segment included $1,891,000 from inventory management services.

   Revenues for the three months ended March 31, 2000 included approximately $777,000 from the sale of products, including $499,000 related to software sales contracts and maintenance contracts and $276,000 related to sales of computer hardware and software. The total revenues also included approximately $4,438,000 from the sale of services, including $3,130,000 from consulting services and $1,112,000 from web-based advertising.

 Cost of Revenues

   For the three months ended March 31, 2001, our cost of revenues were approximately $7,620,000, exclusive of $141,000 of amortization of stock-based compensation. This is an increase of $3,213,000 over the $4,407,000 (exclusive of $485,000 of amortization of stock-based compensation) cost of revenues we incurred for the three months ended March 31, 2000. Cost of revenues for the three months ended March 31, 2001 included approximately $6,769,000 of direct costs of providing services, which consisted principally of $4,129,000 of salaries and benefits, $1,210,000 of rent and facilities services and $481,000 of depreciation and amortization. Cost of revenues for 2001 also included approximately $851,000 of direct costs of providing products. Cost of revenues for the three months ended March 31, 2000 included approximately $3,880,000 of direct costs of providing services, consisting primarily of $3,147,000 of salaries and benefits, and approximately $527,000 of direct costs of providing products.

 Selling, General, and Administrative Expenses

   For the three months ended March 31, 2001, we incurred selling, general, and administrative expenses of approximately $33,998,000, exclusive of $3,056,000 of amortization of stock-based compensation. This represents an increase of $2,547,000 over the $31,451,000 (exclusive of $8,107,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the three months ended March 31, 2000.
These expenses for the three months ended March 31, 2001 consisted primarily of approximately $16,012,000 of employee benefits and related compensation, approximately $3,474,000 of facility costs, consisting primarily of rent expense, approximately $3,076,000 of fees for professional services, including legal, consulting, and accounting, approximately $2,779,000 of travel costs, and approximately $2,438,000 of depreciation expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $1,184,000.

   Selling, general, and administrative expenses for the three months ended March 31, 2000 included approximately $12,309,000 of employee benefits and related compensation, approximately $5,181,000 of marketing costs, approximately $2,235,000 of travel and business development costs, approximately $1,807,000 of fees for professional services, including legal, consulting, and accounting, and approximately $1,534,000 of facility costs, consisting primarily of rent expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $3,415,000.

 Research and Development Expenses

   For the three months ended March 31, 2001, we incurred research and development expenses of approximately $3,133,000, exclusive of $122,000 of amortization of stock-based compensation. This represents an increase of $1,537,000 over the $1,596,000 (exclusive of $73,000 of amortization of stock-based compensation) of research and development expenses for the three months ended March 31, 2000. Research and development expenses for the three months ended March 31, 2001 consisted primarily of approximately $2,544,000 of employee benefits and related compensation. Research and development expenses for the three months ended March 31, 2000 consisted primarily of approximately $816,000 of web production and development costs and approximately $466,000 of employee benefits and related compensation.

 Impairment of Investment in Consolidated Associated Companies

   For the three months ended March 31, 2001, we recorded impairment charges of approximately $3,256,000 for other than temporary declines in the carrying values of certain consolidated associated companies. We did not record any impairment charges during the three months ended March 31, 2000.

 Stock-Based Compensation

   For the three months ended March 31, 2001, we incurred a non-cash expense of approximately $3,817,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 2000 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended March 31, 2001, we recovered $498,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 36,638 shares of restricted class A common stock which were previously exercised by terminated employees.

   For the three months ended March 31, 2000, we incurred a non-cash expense of approximately $7,196,000 related to the issuance of shares of restricted stock and grants of options to employees, directors, and consultants under our 2000 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended March 31, 2000, we recovered $45,000 of previously recognized compensation expense related to options of terminated employees that had not vested. We also incurred a non-cash expense of approximately $1,514,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. These shares were sold at prices lower than their fair value. These shares were subsequently repurchased by us in September 2000.

   As of March 31, 2001, 1,815,839 of our outstanding class A common shares were issued and outstanding under our 1999 Stock Incentive Plan, upon exercise of outstanding options or otherwise, at prices ranging from $4.50 to $13.50 per share, and we had outstanding options to purchase 10,738,273 shares of class A common stock under our stock incentive plan, with exercise prices ranging from $1.19 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at March 31, 2001 was approximately $26,280,000.

 Interest Income and Expenses

   Interest income for the three months ended March 31, 2001 was approximately $3,507,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $207,000 from the $3,714,000 of interest income earned during the three months ended March 31, 2000, which was also earned from the investment of our available cash balances. Interest expense for the three months ended March 31, 2001 was approximately $276,000 and was incurred primarily from our long-term debt. This is a decrease of $26,000 from the $302,000 of interest expense incurred during the three months ended March 31, 2000, which was incurred primarily from notes payable to associated companies.

 Income Taxes

   We recorded no income tax provision or benefit for the three months ended March 31, 2001 or the three months ended March 31, 2000. Because we have no history of taxable income through March 31, 2001, the tax benefit associated with our net losses has been fully reserved. As of March 31, 2001, we had total net operating loss carryforwards of approximately $183,786,000, of which approximately $112,722,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $71,064,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be limited pursuant to Internal Revenue Code Section 382 as a result of prior ownership changes. The net operating loss carryforwards will expire from 2019 through 2021.

   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of March 31, 2001.

 Minority Interest

   Minority interest of approximately $2,820,000 and $4,187,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively.

 Gain on Stock Transactions of Associated Companies

   Gain on stock transactions of associated companies of approximately $695,000 for the three months ended March 31, 2001 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments and other stock transactions of these associated companies. The gain was attributed mainly to issuances of stock by Outtask, which accounted for approximately $312,000. We expect to record future gains and/or losses as more of our associated companies engage in stock transactions. Because none of our associated companies had any such stock transactions during the three months ended March 31, 2000, we had no such gains or losses during that period.

 Equity in Losses of Associated Companies

   Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $3,252,000 in net losses for the three months ended March 31, 2001 and $4,647,000 in net losses for the three months ended March 31, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $3,999,000 for the three months ended March 31, 2001 and $6,231,000 for the three months ended March 31, 2000.

 Impairment of Investment in Equity and Cost Method Associated Companies

   For the three months ended March 31, 2001, we recorded impairment charges of approximately $23,463,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-off of our investment in Xippix, which ceased all meaningful operations in April 2001 and is conducting an orderly wind-up of its business. We did not record any impairment charges during the three months ended March 31, 2000.

Summary of Currently Expected Fixed Charges

   The following table summarizes the fixed charges as of March 31, 2001 that we currently expect to incur throughout the remainder of 2001 and over the next three years for amortization of (1) identifiable intangible assets and goodwill, (2) our net excess investment over our equity in the net assets of associated companies, and (3) unearned stock-based compensation:

                                                         Year
                                       ----------------------------------------
            Amortization of:              2001       2002       2003     2004
            ----------------           ---------- ---------- ---------- -------
   Identifiable Intangible Assets and
    Goodwill.........................  14,037,000 10,585,000  2,481,000   9,000
   Our Net Excess Investment.........   1,861,000  2,288,000    805,000  67,000
   Unearned Stock-Based
    Compensation*....................   7,107,000  9,475,000  9,204,000 494,000
                                       ---------- ---------- ---------- -------
       Total.........................  23,005,000 22,348,000 12,490,000 570,000
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

Liquidity and Capital Resources

   As of March 31, 2001, we had cash and cash equivalents of approximately $222,287,000, including cash and cash equivalents of $14,556,000 held by our consolidated associated companies. Our cash and cash equivalents as of March 31, 2001 represented a decrease of approximately $30,246,000 from approximately $252,533,000 as of December 31, 2000. The net decrease in cash and cash equivalents was due primarily to net cash used in operating activities of $19,010,000, net cash used in the acquisition, sale and deconsolidation of ownership interest in associated companies of $6,326,000, and cash used to acquire property and equipment of $5,016,000.

   In January 2001, we entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. In addition, our obligations under our office lease in Lisle, Illinois are secured by a letter of credit for $443,000 issued by Bank of America.

   We continually examine all of our associated companies to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company's development of its business plans and objectives and progress toward achievement of its performance goals. Through March 31, 2001, we have recognized $197,470,000 of impairment charges related to our associated companies. In conjunction with our new strategic direction, we will continue to evaluate the remaining associated companies in our portfolio to determine whether we will make any future contributions to their capital. We expect that we will be making significant contributions only to our associated companies that provide products or services that are included in our integrated web solutions platform.

   In December 2000, we made the decision to no longer manage or fund Skyscraper Ventures, L.P. Based upon this decision, Skyscraper returned $1,285,000 of our limited partnership investment, returned $18,000 of our general partnership investment and cancelled our remaining commitments. In March 2001, Skyscraper distributed the share interests in Novarra. Inc., the only investment made by Skyscraper. Therefore, we now directly own 3.3% of the stock of Novarra.

   In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our initial public offering in July 2000: (1) we have agreed under our Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area; we are currently working to restructure our relationship with Microsoft, including the Alliance Agreement, to focus on our enterprise web solutions strategy and Microsoft's ".NET" strategy, although there can be no assurance that we will successfully achieve that goal; (2) we entered into an agreement concerning the purchase of a minimum of $100,000,000 of collocation and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would be credited as payment by Level 3 for its purchase of shares from us; we are actively negotiating the terms of a definitive agreement concerning these services, which we expect to complete; and (3) we have agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions and professional services from Compaq over four years.

   At March 31, 2001, we had approximately $16,574,000 in available-for-sale securities. This amount includes shares of Neoforma.com, Sequoia Software Corporation, 360networks, and CMGI.

   In April 2001, the Company tendered its 2,335,000 shares of Sequoia Software Corporation, as part of a previously announced acquisition of Sequoia by Citrix Systems, Inc. In May 2001, the Company received $13,174,000 for these shares.

   In two separate transactions in April 2001, we consummated our previously announced acquisition of certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP implementation practice, and its value-added reseller business. Additionally, we acquired accounts receivable with a face value of approximately $102.8 million. The acquired business is held by our newly-formed subsidiary, divine/Whittman-Hart, Inc. We paid to marchFIRST approximately $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST two promissory notes. The first is a $27.75 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from the acquired operations and which is secured by the assets of divine/Whittman-Hart. The second is a similar promissory note for $29.75 million. In conjunction with our acquisition of marchFIRST assets, we also assumed $14.3 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the next five years exceeds divine/Whittman-Hart's obligation under the promissory notes. We do not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

Recent Accounting Pronouncements

   We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

Special Note on Forward-Looking Statements

   This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include:

  . our ability to develop enterprise web software and services;

  . uncertainty regarding the market demand for enterprise web solutions;

  . changes in economic conditions in the markets served by us and our associated companies;

  . increasing competition from other providers of the products and services of our associated companies and of enterprise web solutions; and

  . other unanticipated events and conditions.

   Other matters also may cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Equity Price Risk--At March 31, 2001, we had approximately $16,574,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have experienced significant volatility, specifically in the past year. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 4.3% of our total assets at March 31, 2001.

   Interest Rate Risk--At March 31, 2001, we had approximately $222,287,000 in cash and cash equivalents. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts and short-term treasury bills. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable and notes payable approximate fair value as well because of their short-term nature. Nearly all of our long-term debt relates to a note that an executive officer of one of our associated companies extended to that associated company. It is likely that this long-term debt will be converted into equity of that associated company.

   Foreign Currency Exchange Risk--Our financial market risk includes risks associated with our ownership interests in three associated companies who transact business in foreign currencies. Our revenues and expenses are not currently subject to foreign currency exchange risk, as we do not consolidate any of these associated companies. Through March 31, 2001, we have not experienced any significant impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency.

   Impairment Risk--At March 31, 2001, we held ownership interests in 24 associated companies in our divine interVentures segment that were not publicly traded. We assess the net realizable value of these associated companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our capital investment. For the three months ended March 31, 2001, we incurred approximately $26,719,000 in impairment charges, related mainly to our investment in equity method associated companies and the goodwill and/or specific assets associated with our investment in consolidated associated companies. We may incur additional impairment charges in future periods.

                           PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   In connection with our acquisition of the minority interests in Web Design Group, Inc., in February 2001 we issued 222,841 shares of class A common stock to the minority stockholders of Web Design Group in exchange for their interests in Web Design Group. We may be required to issue an additional 222,841 shares of class A common stock to such holders if Web Design Group achieves certain revenue targets in 2001. We issued our class A common stock in a transaction exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

   In February 2001, we issued a total of 11,831 shares of class A common stock to two individuals in settlement of a lawsuit. We issued these shares in a transaction exempt from registration pursuant to Section 4(2) and Rule 504 of the Securities Act of 1933, as amended.

   On March 29, 2001, we issued 10,366,666 shares of class A common stock to certain of the stockholders of SageMaker, Inc. in exchange for their interests in SageMaker as part of our acquisition by merger of SageMaker. These shares were issued in a transaction exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     Number                        Description of Exhibit
     ------                        ----------------------
     2.1    Certificate of Ownership and Merger, dated February 26, 2001, effecting an amendment to the Third Amended and Restated
            Certificate of Incorporation of the Company.

     2.2    Conformed copy of Third Amended and Restated Certificate of
            Incorporation of the Company, as amended.

     4.1 Rights Agreement, dated as of February 12, 2001, between divine interVentures, inc. and Computershare Investor Services, LLC, as Rights Agent, including the form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred
            Stock setting forth the terms of the Series A Junior Participating
            Preferred Stock, par value $.001 per share, as Exhibit A, the form of Rights Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated herein by reference to Exhibit 1 of the Registration Statement on Form 8-A of the Company filed with the Securities and Exchange Commission on February 13, 2001).

   (b) Reports on Form 8-K

   We filed a Report on Form 8-K dated February 2, 2001 relating to the creation of an advisory board and the resignation of 27 members of our board of directors, 22 of whom joined the advisory board.

   We filed a Report on Form 8-K dated February 12, 2001 relating to our intended acquisition of SageMaker, Inc. and our adoption of a stockholder rights plan.

   We filed a Report on Form 8-K dated February 26, 2001 relating to the change of our corporate name from "divine interVentures, inc." to "divine, inc."

   We filed a Report on Form 8-K dated March 30, 2001 relating to our execution of agreements to purchase the former Whittman-Hart technology consulting services operations and iCampus training and technology unit of marchFIRST, Inc. and to purchase the SAP implementation practice, value-added reseller business, and the BlueVector venture capital arm of marchFIRST, Inc.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

                                          divine, inc.

                                              /s/ Michael P. Cullinane
                                          _____________________________________
                                                  Michael P. Cullinane
                                             Executive Vice President,Chief
                                             Financial Officer, and Treasurer
                                           (Principal Financial and Accounting
                                                         Officer)
                                  divine, inc.
                    PART II--OTHER INFORMATION--(Continued)

Exhibit Index

   Number                        Description of Exhibit
   ------                        ----------------------
    2.1   Certificate of Ownership and Merger, dated February 26, 2001, effecting an amendment to the Third Amended and Restated Certificate of Incorporation of the Company.

    2.2   Conformed copy of Third Amended and Restated Certificate of
          Incorporation of the Company, as amended.