Form 10-Q
period 2001-06-30
DIVINE INC
filed 2001-08-14
CIK 1097516

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

☐
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

Registrant’s telephone number, including area code: (773) 394-6600

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          At August 8, 2001, the registrant had outstanding an aggregate of 158,818,481 shares of class A common stock.

divine, inc.

Form 10-Q

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

divine, inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$202,177	$252,533
Restricted cash	2,650	2,143
Accounts receivable, net of allowance for doubtful accounts of $6,063 and $6,863	43,232	7,678
Available-for-sale securities	2,101	12,404
Notes receivable	1,642	179
Prepaid expenses	1,609	1,959
Other current assets	13,728	4,903

Total current assets	267,139	281,799
Property and equipment, net	43,311	33,820
Goodwill and other intangible assets, net of accumulated amortization of $29,543 and $21,170	44,402	8,621
Ownership interests in associated companies	23,790	65,939
Prepaid co-location and bandwidth services	25,000	25,000
Restricted cash	—	1,000
Other noncurrent assets	8,733	4,002

Total assets	$412,375	$420,181

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 12,892	$ 10,193
Accrued payroll expenses	8,963	1,631
Accrued professional fees	1,231	2,091
Current portion of facilities impairment	1,541	2,257
Current portion of capital leases	3,733	2,868
Other accrued expenses and current liabilities	11,990	6,579
Notes payable	523	521
Deferred revenue	3,723	1,431

Total current liabilities	44,596	27,571
Long-term debt	57,948	826
Capital leases	4,232	3,801
Other noncurrent liabilities	439	144
Long-term facilities impairment	2,844	3,006
Minority interest	12,133	16,950
Stockholders’ equity:
Class A common stock, $.001 par value; 2,500,000,000 shares authorized; 142,077,405 and128,382,154 shares issued; 139,007,054 and 127,390,478 shares outstanding	139	128
Class C common stock, $.001 par value; 100,000,000 shares authorized; 6,777,777 shares issuedand outstanding	7	7
Additional paid-in capital	969,006	956,110
Notes receivable from exercise of stock options	(3,127)	(5,636)
Unearned stock-based compensation	(22,182)	(36,641)
Accumulated other comprehensive loss	(23,405)	(20,011)
Treasury stock, at cost; 774,356 and 741,676 shares	(5,641)	(5,592)
Accumulated deficit	(624,614)	(520,482)

Total stockholders’ equity	290,183	367,883

Total liabilities and stockholders’ equity	$412,375	$420,181

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenues:
Products	$ 3,381	$ 1,236	$ 4,916	$ 2,330
Services	57,900	10,856	66,122	14,977

Total revenues	61,281	12,092	71,038	17,307
Operating expenses:
Cost of revenues:
Products (exclusive of $10, $(30), $31 and $32 of amortization (recovery) of stock-based compensation) based compensation)	2,144	934	2,995	1,462
Services (exclusive of $187, $190, $307 and $613 of amortization of stock-based compensation)	43,811	9,793	50,580	13,672

Total cost of revenues	45,955	10,727	53,575	15,134
Selling, general and administrative (exclusive of $1,960, $7,908, $5,016 and $16,015 of amortization of stock-based compensation)	55,651	50,343	89,649	81,794
Research and development (exclusive of $77, $131, $199 and $204 of amortization of stock-based compensation)	2,857	3,048	5,990	4,644
Impairment (recovery) of investment in consolidated associated companies	(232)	—	3,024	—
Amortization of stock-based compensation	2,234	8,199	5,553	16,864

Total operating expenses	106,465	72,317	157,791	118,436

Operating loss	(45,184)	(60,225)	(86,753)	(101,129)
Other income (expense):
Interest income	2,405	2,512	5,913	6,226
Interest expense	(1,060)	(1,020)	(1,336)	(1,322)
Other income, net	13,477	18	13,426	15

Total other income	14,822	1,510	18,003	4,919
Loss before minority interest, gain on stock transactions of associated companies, equity in losses of associated companies and impairment of investment in equity and cost method companies	(30,362)	(58,715)	(68,750)	(96,210)
Minority interest	1,055	4,353	3,875	8,540
Gain on stock transactions of associated companies	110	2,915	804	2,915
Equity in losses of associated companies	(5,192)	(23,936)	(12,443)	(34,813)
Impairment of investment in equity and cost method associated companies	(4,156)	—	(27,618)	—

Net loss	(38,545)	(75,383)	(104,132)	(119,568)
Accretion of redeemable preferred stock dividends	—	(4,294)	—	(7,518)
Accretion of preferred stock dividends	—	(4,351)	—	(8,544)
Deemed dividends	—	—	—	(25,814)

Net loss applicable to common stockholders	$ (38,545)	$ (84,028)	$ (104,132)	$ (161,444)

Basic and diluted net loss per share applicable to common stockholders	$ (0.27)	$ (7.39)	$ (0.75)	$ (15.10)
Weighted average shares used in computing basic and diluted net loss per share	144,569,725	11,366,805	139,597,070	10,692,490
Pro forma basic and diluted net loss per share applicable to common stockholders assuming conversion of all preferred stock to common stock	—	$ (0.91)	—	$ (1.86)
Pro forma weighted average shares used in computing net loss per share applicable to common stockholders assuming conversion of all preferred stock to common stock	—	92,800,311	—	86,814,615

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Preferred stock		Common stock		Additional paid-in capital	Notes receivable from exercise of stock options	Unearned stock-based compensation	Treasury stock	Accumu- lated deficit	Accumulated other compre- hensive income	Total stock- holders’ equity
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance at December 31, 1999	259,860,725	$ 260	5,833,276	$ 6	$241,036	$ —	$ (26,661)	$ —	$ (9,407)	$ —	$205,234
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(470,319)	—	(470,319)
Other comprehensive loss:
Unrealized holding loss during the year	—	—	—	—	—	—	—	—	—	(20,011)	(20,011)

Total comprehensive loss											(490,330)

Issuance of Series F preferred stock	11,500,000	11	—	—	14,719	—	—	—	—	—	14,730
Conversion from Class B common stock to Class A common stock	—	—	(2,041,662)	(2)	—	—	—	—	—	—	(2)
Conversion of Class A common stock from Class B common stock	—	—	2,041,662	2	—	—	—	—	—	—	2
Conversion of preferred stock to Class A common stock, net of 1/6 conversion factor	(271,360,725)	(271)	45,226,788	45	226	—	—	—	—	—	—
Conversion of redeemable preferred stock to Class A common stock, net of 1/6 conversion factor and capital raising costs	—	—	35,880,721	36	223,134	—	—	—	—	—	223,170
Issuance of Class C common stock, net of offering costs	—	—	23,288,511	23	193,440	—	—	—	—	—	193,463
Conversion from Class C common stock to Class A common stock	—	—	(16,510,734)	(17)	—	—	—	—	—	—	(17)
Conversion to Class A common stock from Class C common stock	—	—	16,510,734	17	—	—	—	—	—	—	17
Issuance of Class A common stock in conjunction with initial public offering, net of offering costs	—	—	14,285,000	14	109,230	—	—	—	—	—	109,244
Issuance of Class A common stock exclusive of initial public offering shares, net of capital raising costs	—	—	8,527,046	9	73,887	—	—	—	—	—	73,896
Deemed dividends related to beneficial conversion feature of Series E & F preferred stock	—	—	—	—	25,814	—	—	—	(25,814)	—	—
Deemed dividends related to discount on issuance of Class C common stock	—	—	—	—	14,942	—	—	—	(14,942)	—	—
Accretion of redeemable preferred stock dividends	—	—	—	—	(8,037)	—	—	—	—	—	(8,037)
Issuance of Class A common stock through the Employee Stock Purchase Plan	—	—	425,712	1	762	—	—	—	—	—	763
Dilution gain on equity transactions by associated companies	—	—	—	—	1,021	—	—	—	—	—	1,021
Exercise of stock options—Class A common stock	—	—	5,877,670	6	34,651	—	—	—	—	—	34.657
Issuance of notes receivable to exercise stock options	—	—	—	—	—	(31,154)	—	—	—	—	(31,154)
Repurchase and retirement of Class A common stock and reduction of related notes receivable	—	—	(4,434,509)	(4)	(26,513)	25,518	—	—	—	—	(999)
Unearned stock-based compensation	—	—	—	—	106,274	—	(106,274)	—	—	—	—
Stock-based compensation	—	—	—	—	3,209	—	44,860	—	—	—	48,069
Recovery of unearned stock based compensation	—	—	—	—	(51,434)	—	51,434	—	—	—	—
Capital raising costs of subsidiaries	—	—	—	—	(250)	—	—	—	—	—	(250)
Payout of fractional shares	—	—	(284)	—	(1)	—	—	—	—	—	(1)
Indirect ownership of shares of the Company’s Class A common stock owned by equity method associated companies	—	—	(741,676)	(1)	—	—	—	(5,592)	—	—	(5,593)

Balance at December 31, 2000	—	$ —	134,168,255	$135	$956,110	$ (5,636)	$ (36,641)	$(5,592)	$(520,482)	$(20,011)	$367,883

For the six months ended June 30, 2001 (unaudited)
Comprehensive loss:
Net loss	—	$ —	—	$—	$ —	$ —	$ —	$ —	$(104,132)	$ —	$(104,132)
Other comprehensive loss:
Unrealized holding gain during the period	—	—	—	—	—	—	—	—	—	3,216	3,216
Less: reclassification adjustment of gains included in net income	—	—	—	—	—	—	—	—	—	(6,610)	(6,610)

Total comprehensive loss											(107,526)

Issuance of Class A common stock	—	—	11,551,398	11	21,232	—	—	—	—	—	21,243
Issuance of Class A common stock through the Employee Stock Purchase Plan	—	—	183,709	—	332	—	—	—	—	—	332
Dilution loss on equity transactions by associated companies	—	—	—	—	(38)	—	—	—	—	—	(38)
Repurchase and retirement of Class A common stock	—	—	(85,851)	—	(3)	—	—	—	—	—	(3)
Non-cash executive compensation from the forgiveness of notes receivable from exercise of stock options	—	—	—	—	—	2,249	—	—	—	—	2,249
Repayment of notes receivable from exercise of stock options	—	—	—	—	—	260	—	—	—	—	260
Stock-based compensation	—	—	—	—	411	—	5,421	—	—	—	5,832
Recovery of unearned stock based compensation	—	—	—	—	(9,038)	—	9,038	—	—	—	—
Purchase of treasury stock, at cost	—	—	(32,680)	—	—	—	—	(49)	—	—	(49)

Balance at June 30, 2001 (unaudited)	—	$ —	145,784,831	$146	$969,006	$ (3,127)	$ (22,182)	$(5,641)	$(624,614)	$(23,405)	$290,183

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2001	Six months ended June 30, 2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(104,132)	$(119,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,376	10,792
Stock-based compensation	5,553	16,864
Noncash compensation expense from the forgiveness of notes receivable from the exercise of stock options	2,249	—
Other noncash compensation expense	654	—
Bad debt expense	2,594	1,187
Equity in losses of associated companies	12,443	34,813
Gain on stock transactions of associated companies	(804)	(2,915)
Impairment charges	30,642	—
Minority interest	(3,875)	(6,424)
Loss on the sale of assets	76	—
Realized gain on sale of available-for-sale securities	(6,611)	—
Realized gain on sale of associated company	(7,255)	—
Changes in assets and liabilities, excluding effects from acquisitions:
Restricted cash	493	(1,500)
Accounts receivable	19,174	(6,406)
Deferred offering costs	—	(8,376)
Prepaid expenses	533	(5,395)
Other current assets	(13,413)	—
Accounts payable	216	1,764
Accrued expenses and other liabilities	(3,168)	9,761
Deferred revenue	(1,946)	787

Net cash used in operating activities	(52,201)	(74,616)

Cash flows from investing activities:
Additions to property and equipment	(5,632)	(16,941)
Acquisition and deconsolidation of ownership interests in associated companies, net of cash acquired	(19,596)	(151,458)
Sale of ownership interests in associated companies	26,247	—
Purchase of available-for-sale securities	—	(4,181)
Proceeds from the sale of property and equipment	27	—
Net repayments on notes receivable	37	4,010

Net cash provided by (used in) investing activities	1,083	(168,570)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net of issuance costs	—	229,864
Issuance of shares under Employee Stock Purchase Plan	332	—
Repayments of notes payable	(280)	(46,334)
Proceeds from the issuance of notes payable	281	—
Proceeds from the issuance of long-term debt	242	488
Repayments of long-term debt	(21)	(778)
Proceeds from the exercise of stock options	—	4,261
Repurchase and cancellation of exercised stock options	(3)	(1,636)
Purchase of treasury stock	(49)	—
Capital raising costs of subsidiaries	—	(250)
Proceeds from repayments of notes receivable from the exercise of stock options	260	—

Net cash provided by financing activities	762	185,615

Net decrease in cash and cash equivalents	(50,356)	(57,571)
Cash and cash equivalents at beginning of period	252,533	162,841

Cash and cash equivalents at end of period	$202,177	$105,270

Supplemental disclosures:
Interest paid	$ 253	$ 90
Noncash financing and investing activities:
Issuance of notes payable or stock in conjunction with acquisitions	78,722	77,221
Issuance of notes receivable from exercise of stock options	—	28,186
Retirement of notes receivable from exercise of stock options	2,249	—

See accompanying notes to consolidated financial statements.

divine, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a) Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any future periods. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

(b) Net Loss Per Share

          Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, ‘‘Earnings per Share.’’ Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three- and six- month periods ended June 30, 2001 and 2000, potentially dilutive securities have not been included in the shares used to compute net loss per share.

          Had the Company reported net income for the three- and six-month periods ended June 30, 2001, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 10,604,007 and 8,763,797 common equivalent shares, respectively, assuming the exercise of all outstanding stock options. Had the Company reported net income for the three- and six-month periods ended June 30, 2000, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 126,878 and 182,381 common equivalent shares, respectively, assuming the exercise of stock options.

          The pro forma net loss per share applicable to common stockholders for the three- and six-month periods ended June 30, 2000 has been calculated assuming the conversion of all outstanding preferred stock for those periods. All preferred stock of the Company was converted into common stock upon the completion of the Company’s initial public offering in July 2000.

(c) Reclassifications

          Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2)  Line of Credit

          On January 29, 2001, the Company entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit, which carries a variable interest rate equal to the current LIBOR rate plus 125 basis points, is cash collateralized and is available for working capital and general corporate business needs other than permanent financing for the Company’s acquisition of interests in associated companies. This line of credit expires in January 2002. As of June 30, 2001, the Company had established a letter of credit of $2,000,000 against this line of credit for the purpose of securing real estate leases.

(3)  Associated Company Transactions

(a) Acquisitions/Mergers

          In February 2001, the Company, through its wholly-owned subsidiary divine Global Services, Inc. (dGS), acquired the minority interest of Web Design Group, an associated company since February 2000, in exchange for 222,841 shares of the Company’s class A common stock. In addition, the Company may be obligated to issue up to a maximum of 222,841 additional common shares should Web Design Group exceed certain revenue targets in 2001. In February 2001, Buzz msp inc., a wholly-owned subsidiary of the Company, was merged into dGS.

          In February 2001, the operations of salespring, inc.!!, an associated company since October 1999, were collapsed into the operations of the Company and salespring ceased operating as an independent business.

          In March 2001, the Company, through dGS, acquired the minority interest of Westbound Consulting, Inc. (Westbound Consulting) an associated company since February 2000, in partial satisfaction of a note payable by Westbound Consulting to the Company. Westbound Consulting was merged into dGS. Westbound Consulting Services Pvt. Ltd., which was a subsidiary of Westbound Consulting, became a subsidiary of dGS and continues to have a 16.2% minority ownership.

          On March 29, 2001, the Company acquired 100% of the capital stock of SageMaker, Inc. (SageMaker) in exchange for a total of 10,533,333 shares of its class A common stock. Of those shares, 1,333,333 shares are held in an escrow account and will be returned to the Company if SageMaker does not achieve certain cash collection thresholds in 2001. The Company also agreed to grant stock options to purchase up to a maximum of $2,000,000 of the Company’s class A common stock to the continuing employees of SageMaker to the extent SageMaker exceeds certain cash collection thresholds in 2001. SageMaker offers software that integrates content for enterprise information portals.

          In two separate transactions in April 2001, the Company acquired certain assets from marchFIRST, Inc. (“marchFIRST”), including, but not limited to, its former Whittman-Hart operations, its SAP implementation practice, and its value-added reseller business. Additionally, the Company acquired accounts receivable with a face value of approximately $102.8 million. The acquired business is held by the Company’s newly-formed subsidiary, divine/Whittman-Hart, Inc. (“divine/Whittman-Hart”). The Company paid to marchFIRST approximately $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST a promissory note. The note is a $57.5 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from the divine/Whittman-Hart’s operations and which is secured by the assets of divine/Whittman-Hart. This note bears interest at the Wall Street Journal prime rate of interest. In conjunction with the Company’s acquisition of marchFIRST assets, divine/Whittman-Hart also assumed $12.0 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart’s operations during the next five years exceeds divine/Whittman-Hart’s obligation under the promissory notes. The Company does not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to the Company.

          In April 2001, the Company acquired the minority interest of OpinionWare.com, Inc. (OpinionWare), an associated company since December 1999, in exchange for 1,637,948 shares of the Company’s class A common stock. In addition, the Company has agreed to issue, to OpinionWare’s employees, up to 1,764,266 options to purchase the Company’s class A common stock.

          In April 2001, the Company acquired the minority interest of LiveOnTheNet.com, Inc. (LiveOnTheNet), an associated company since December 1999, in exchange for 817,217 shares of the Company’s class A common stock. In May 2001, the Company sold certain assets, subject to certain liabilities, of LiveOnTheNet, including the name ‘‘LiveOnTheNet.com,’’ to a newly-created entity, LiveOnTheNet.com, Inc., in exchange for a promissory note in the amount of $1,750,000. The Company owns a 25.0% interest in LiveOnTheNet.com.

          In May 2001, the Company acquired 100% of the stock of DataBites, Inc. through a merger of the Company’s wholly-owned subsidiary, CoolBites, Inc., with DataBites in exchange for 1,074,423 shares of the Company’s class A common stock. Additionally, the Company has agreed to grant to DataBites’ continuing employees options to purchase 107,500 shares of the Company’s class A common stock. DataBites provides technology that allows users to conveniently capture content from the Internet for display on any Internet-enabled device.

          In May 2001, the Company acquired the minority interest of mindwrap, inc., an associated company since November 1999, in exchange for 50,000 shares of the Company’s class A common stock.

(b) Sales/Terminations

          In February 2001, iSalvage.com, Inc., an associated company since February 2000, ceased all meaningful business operations. The Company wrote down the carrying value of its investment in iSalvage to $72,000 in 2000. In March 2001, the Company received $194,000, representing its share of the first cash distribution in the liquidation of iSalvage. In July 2001, the Company received $44,000, representing its share of the final cash distribution.

          In March 2001, FiNetrics, Inc., an associated company since November 1999, ceased all meaningful business operations.

          In April 2001, Xippix, Inc., an associated company since February 2000, ceased all meaningful business operations.

          In April 2001, the Company tendered its 2,335,000 shares of Sequoia Software Corporation, an associated company since November 1999, as part of a previously announced acquisition of Sequoia by Citrix Systems, Inc. In May 2001, the Company received $13,174,000 for these shares, which resulted in a realized gain of $6,611,000 included within other income in the consolidated statements of operations.

          In June 2001, closerlook, inc., an associated company since February 2000, ceased all meaningful business operations.

          In June 2001, Farms.com, Ltd. (Farms), an associated company since April 2000, purchased the Company’s interest in Farms for $13,000,000, which resulted in a realized gain of $7,225,000 included within other income in the consolidated statements of operations.

          In June 2001, Aluminium, inc., an associated company since March 2000, ceased all meaningful business operations.

          In June 2001, bid4real.com, inc., an associated company since January 2000, ceased all meaningful business operations.

(c) Changes in Equity Ownership

          In January 2001, the Company restructured its ownership interest in i-Street, such that the Company’s voting ownership in i-Street was reduced to 25.1%. As a result, beginning in January 2001, i-Street is accounted for under the equity method of accounting, whereas it had previously been consolidated.

          In February 2001, the Company contributed $4,000,000 to Outtask.com, Inc. As a result of this contribution, the Company’s ownership in Outtask was increased to 34.2%.

          In February 2001, the Company distributed 126,497 of its shares of Sequoia Software Corporation to certain employees who participated in the Company’s incentive compensation program. This distribution decreased the Company’s ownership interest in Sequoia to 7.5%.

          In May 2001, United Process Group, Inc. (UPG, formerly eFiltration), an associated company since February 2000, repurchased the Company’s ownership interest for nominal consideration. In a separate transaction in May 2001, the Company acquired a 24.7% interest in UPG for $500,000 plus future consulting services valued at $825,000. One of the conditions of the new stock purchase agreement is that the Company will not be required to make an additional investment of $11 million, as detailed in the original purchase agreement.

(4)  Ownership Interests in Associated Companies

          The following summarizes the Company’s ownership interests in associated companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at June 30, 2001 and December 31, 2000. Cost basis represents the Company’s original acquisition cost. Associated companies that have ceased operations or were sold in 2000 are not included at December 31, 2000. Associated companies that have ceased operations or were sold in 2001 are not included at June 30, 2001.

	June 30, 2001		December 31, 2000
	Carrying Value	Cost basis	Carrying value	Cost Basis
	(in thousands)
Equity method	$21,311	$198,048	$57,000	$209,144
Cost method	2,479	12,628	8,939	10,189

	$23,790	$210,676	$65,939	$219,333

          The Company recorded $5,771,000 in excess investment over its share of the underlying equity in the net assets of companies accounted for under the equity method of accounting during the six months ended June 30, 2001. Amortization expense of $4,691,000 is included in “equity in losses of associated companies” in the accompanying consolidated statement of operations for the six months ended June 30, 2001. The Company also recorded $27,618,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies during the six months ended June 30, 2001.

          The Company recorded $118,429,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the six months ended June 30, 2000, accounted for under the equity method of accounting. Amortization expense of $17,037,000 is included in “equity in losses of associated companies” in the accompanying consolidated statement of operations for the six months ended June 30, 2000.

          The following summarized financial information for associated companies accounted for under the equity method of accounting at June 30, 2001 and December 31, 2000, and for the six-month periods ended June 30, 2001 and 2000, has been compiled from the financial statements of the respective associated companies. The results of operations for associated companies that the Company has fully impaired are included up to the month that the Company’s carrying value in those associated companies was reduced to $0.

Balance Sheets

	June 30, 2001	December 31, 2000
	(in thousands)
Current assets	$120,303	$178,942
Noncurrent assets	16,638	31,637

Total assets	$136,941	$210,579

Current liabilities	$ 7,029	$ 24,154
Noncurrent liabilities	443	3,670
Redeemable preferred stock	205,078	198,826
Stockholders’ deficit	(75,609)	(16,071)

Total liabilities, redeemable preferred stock andstockholders’ deficit	$136,941	$210,579

Results of Operations

	Six Months Ended June 30, 2001	Six Months Ended June 30, 2000
	(in thousands)
Revenues	$ 26,735	$17,638
Gross profit	3,253	11,247
Net loss	$(16,391	$(45,440)

          During the six months ended June 30, 2001, the Company acquired 100% of SageMaker, Inc. and DataBites, Inc. and the minority interests of Web Design Group, Westbound Consulting, OpinionWare, LiveOnTheNet, and mindwrap. The purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of $2,740,000 of cash payments (including acquistion costs), 12,835,561 non-contingent shares of the Company’s class A common stock, with a fair value of $21,222,000, and the forgiveness of a note payable by Westbound Consulting to the Company in the amount of $525,000. Additionally, the Company has agreed to grant stock option awards for 2,038,433 shares of the Company’s class A common stock in conjunction with the SageMaker, OpinionWare, and DataBites transactions.

          In April 2001, the Company acquired certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP software implementation practice, and its value-added reseller business. The Company paid $12,500,000 in cash and the Company’s wholly-owned subsidiary, divine/Whittman-Hart, issued $57,500,000 in promissory notes in exchange for these assets.

          In April 2000, the Company acquired an additional interest in OpinionWare.com, Inc. (accounted for under the equity method of accounting since it became an associated company in December 1999) which resulted in the Company owning over 50% of OpinionWare. In August 2000, the Company acquired an additional interest in iFulfillment, Inc. (accounted for under the equity method of accounting since it became an associated company in January 2000) which resulted in the Company owning over 50% of iFulfillment. In addition to these companies, nine associated companies in which the Company acquired an interest during the year ended December 31, 2000 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximated fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over two to three years. These companies are included in the Company’s consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company’s ownership interest to exceed 50%. The purchase prices for the six months ended June 30, 2001 and year ended December 31, 2000 for these acquisitions were allocated as follows:

	Total For the Six Months Ended June 30, 2001	Total For the Year Ended December 31, 2000
	(in thousands)
Identifiable net assets (liabilities)	$49,549	$ 58,371
Developed technology	13,774	16,371
Customer lists	2,139	5,433
Workforce in place	4,386	1,537
Goodwill	24,696	24,213

Purchase price	$94,544	$105,925

(5)  Gain on Issuance of Stock by Associated Companies

          During the six months ended June 30, 2001, Outtask.com, Inc., one of the Company’s associated companies, obtained third-party financing by issuing 731,971 shares of preferred stock for $1,055,000. As a result of this transaction, the Company recorded a dilution gain of $312,000. The Company recorded an additional $492,000 net gain resulting from other third-party financing transactions of its associated companies during the six months ended June 30, 2001. The gains represent the increase in the book value of the Company’s net equity in the subsidiary as a result of the subsidiary’s stock issuances.

(6)  Impairment Charges

          For the six months ended June 30, 2001, the Company recorded impairment charges of approximately $3,024,000 for other than temporary declines in the carrying value of certain consolidated associated companies. These charges included the write-off of the Company’s investment in bid4real.com, inc., which ceased all meaningful operations in June 2001. The Company also recorded impairment charges of approximately $27,618,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-off of the Company’s investment in Xippix, Inc., which ceased all meaningful operations in April 2001.

(7)  Segment Information

          The Company has two operating segments: the software, services and hosting segment and the divine interVentures segment. The software, services and hosting segment encompasses the operations surrounding the Company’s core strategy of delivering integrated Web solutions. The divine interVentures segment encompasses the operations of the Company’s remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. The Company evaluates segment performance based on income from operations. The Company does not allocate total assets to its segments.

          Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results for the three and six months ended June 30, 2001 are as follows:

	Three months ended June 30, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$61,154	$ —	$61,154
Intersegment revenue	127	—	127

	61,281	—	61,281
Eliminations			—

Total revenues			$61,281

Net income (loss) applicable to common stockholders	$(41,019)	$2,474	$(38,545)

	Six months ended June 30, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$68,566	$ 2,124	$ 70,690
Intersegment revenue	761	—	761

	69,327	2,124	71,451
Eliminations			(413)

Total revenues			$ 71,038

Net loss applicable to common stockholders	$65,950	$38,182	$104,132

          Because of the significant changes in the Company’s operating strategy, and changes in the Company’s portfolio of associated companies, segment information is not included for the three and six months ended June 30, 2000.

(8)  Skyscraper Ventures

          In December 2000, the Company made the decision to no longer manage or fund Skyscraper Ventures, L.P. Based upon this decision, Skyscraper returned $1,285,000 of the Company’s limited partnership investment, returned $18,000 of the Company’s general partnership investment and cancelled the Company’s remaining commitments. In March 2001, Skyscraper distributed the share interests in Novarra, Inc., the only investment made by Skyscraper. The Company directly owned 2.1% of Novarra at June 30, 2001.

(9)  Stockholder Rights Plan

          In February 2001, the Company’s board of directors adopted a Stockholder Rights Plan and declared a dividend of one Right on each outstanding share of class A common stock. The dividend was payable to shareholders of record on February 23, 2001.

          Initially, no separate certificates were issued for the Rights; rather, the Rights are evidenced by the certificates for class A common stock and trade automatically with the class A common stock. The Rights are not exercisable unless a person or group has acquired, or announces the intent to acquire, 15% or more of the Company’s outstanding common stock (or 20% or more if such a person or group owned 10% or more of the Company’s outstanding common stock at the time of adoption of the Rights Plan). Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at $15.00 per Right. The Rights are redeemable by the Company’s board of directors, for $0.001 per Right, at any time prior to the exercisability of the Rights.

          In the event a person or group acquires 15% (20% in certain circumstances) or more of the Company’s class A common stock, each shareholder, other than the acquiror, is entitled to purchase, for the exercise price of the Rights, the number of shares of the Company’s common stock having a market value of two times the exercise price of the Rights. In addition, the Company’s board of directors may then exchange the Rights for class A common stock at a ratio of one share of class A common stock per Right. Also, if the Rights have become exercisable and the Company is acquired in a merger or other business combination, or 50% or more of its assets, cash flow, or earning power are sold, each Right will entitle the holder to purchase, at the exercise price of the Right, that number of shares of common stock of the acquiring company that, at the time of the transaction, will have a market value of two times the exercise price of the Right.

          The Rights will expire on January 31, 2011 unless extended by the Company’s board of directors.

(10)  Subsequent Events

          In July 2001, the Company acquired the 67.0% of the equity interests of Emicom Group, Inc. that it did not already own in exchange for 13,800,000 shares of the Company’s class A common stock. Emicom had been an associated company since April 2000.

          In July 2001, the Company exchanged all of its outstanding preferred securities in i-Street, Inc. for 36,222 shares of common stock in i-Street. The Company now holds an ownership interest of 10.0% in i-Street.

          In July 2001, the Company entered into a definitive agreement to acquire eshare communications, Inc., a leading provider of customer interaction management (CIM) solutions, in a stock-for-stock merger transaction. At the effective time of the merger, each eshare common share issued and outstanding immediately prior to the effective time will be automatically converted into a right to receive a number of shares of the Company’s class A common stock. This number will be determined based on the average closing price of the Company’s common stock on the Nasdaq Stock Market for the ten trading days ending two trading days prior to the closing date of the merger. If the number of shares of the Company’s class A common stock to be issued in the merger exceeds 28,546,506, then the Company may elect to pay cash instead of all or a portion of the Company’s class A common stock otherwise issuable to eshare shareholders in excess of 28,546,506 shares. Consummation of the eshare merger is subject to a number of conditions, including (1) approval of the eshare merger by the shareholders of eshare and, if necessary, the stockholders of the Company and (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

          In July 2001, the Company entered into a definitive agreement to acquire RoweCom, Inc., a leading global provider of sophisticated tools and client services for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other knowledge resources, in a stock-for-stock merger. At the effective time of the merger, each RoweCom common share issued and outstanding immediately prior to the effective time will be automatically converted into the right to receive 0.75 of a share of the Company’s class A common stock. Consummation of the RoweCom merger is subject to a number of conditions, including (1) approval of the RoweCom merger by the shareholders of RoweCom and the satisfaction of certain financing conditions by RoweCom and its subsidiaries.

          In July 2001, the Company entered into a definitive agreement to acquire the assets of Intira Corporation, a high-end provider of outsourced information technology and network infrastructure services, subject to bankruptcy court approval. For these assets, the Company has agreed to pay Intira $1,000,000 in cash and provide a $6,800,000 debtor in possession credit facility. The Company has also agreed to assume certain liabilities of Intira. The assets of Intira that the Company intends to acquire include certain fixed assets, accounts receivable, infrastructure and technology, certain of Intira’s data centers including locations in Pleasanton, Calif., and St. Louis, and the right to the assignment of customer contracts and the right to offer employees positions with the Company.

          In August 2001, the Company acquired certain assets, subject to certain liabilities, of Fracta Networks, Inc., a provider of personal content management solutions. For these assets, the Company issued warrants to purchase 1,000,000 shares of the Company’s class A common stock. Additionally, the Company has agreed to grant to Fracta Networks’ continuing employees options to purchase 468,000 shares of the Company’s class A common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          We provide a combination of Web-based technology, professional services, and managed applications capabilities that allow clients to deploy advanced enterprise Web solutions that are integrated with their business strategies and existing software and technical systems. Our enterprise Web solutions offer businesses the ability to improve collaboration, workflow, and business relationships. We provide technology, software, professional services, and managed applications through four business units:

•
divine Enterprise Portal Solutions—uses business portal platform technology to provide businesses with real-time, integrated access to internal and external information to create industry-specific solutions that streamline data searching and retrieval over intranets, extranets, company databases and the Internet.

•
divine Software Applications—deploys products that focus on collaboration, workflow and relationship management. Our robust platform supports effective customer interaction, improved management of the flow of information and powerful enterprise collaboration.

•
divine Managed Applications—builds, hosts, manages, monitors and secures an enterprise’s critical applications with an emphasis on customers who require assurance of high availability of applications and a single point of accountability.

•
divine Professional Services—applies expertise in technology, infrastructure, and marketing across a broad spectrum of leading technologies combined with an understanding of how to design and deploy solutions that drive business results.

          We focus on Global 2000 and high growth middle market firms and currently serve a customer base exceeding 500 companies. We expect that our revenues in future periods will be generated principally through these core operations.

          In February 2001, we announced our strategy to primarily focus on enterprise Web solutions. We no longer reflect separately our interests in our associated companies that provide Web-based technology, software, professional services and managed applications. Instead, the operations of these businesses are a part of our core business strategy. Other of our associated companies offer software and services focused on e-commerce and vertical markets, which we include in our divine interVentures segment. Most of these companies are accounted for under the equity method. We may, but do not expect to, invest additional funds into these companies in future periods. As of June 30, 2001, there were 22 companies in our divine interVentures segment.

          We have enhanced our enterprise Web solutions offerings through the acquisition of the following products and services:

•
In March 2001, we acquired SageMaker, Inc., an enterprise information portal solutions company. SageMaker offers an enterprise Web solution that collects, integrates, and organizes information in a personalized browser for vertical industries.

•
In April 2001, we acquired, or agreed to acquire, certain assets of marchFIRST, Inc., consisting principally of the operations of the former Whittman-Hart, a provider of technology consulting services, marchFIRST’s SAP software implementation practice, and its HostOne application hosting unit. We have not yet closed the acquisition of the HostOne application hosting unit.

•
In April 2001, we acquired the minority interest of OpinionWare.com, Inc., one of our associated companies since December 1999. OpinionWare offers software that enables businesses to deploy large-scale dialogue management capabilities that are closely linked with customer relationship management, customer support, and human resources applications.

•
In April 2001, we acquired the minority interest of LiveOnTheNet.com, Inc., one of our associated companies since December 1999, which provides highly scalable platforms for the aggregation, distribution, and valuation of live video events over the Internet.

•	In May 2001, we acquired DataBites, Inc., which provides technology that allows users to conveniently capture content from the Internet for display on any Internet-enabled device.

•
In May 2001, we acquired the minority interest of mindwrap, inc., one of our associated companies since November 1999, which offers Web-enabled applications that harness paper-based, legacy, and digital information.

•
In July 2001, we acquired the 67.0% of the equity interests of Emicom Group, Inc. that we did not already own. Emicom had been one of our associated companies since April 2000. Emicom, located in Israel, partners with privately-held, technology-related companies in the telecommunications, cellular, Internet infrastructure, and enterprise software markets.

•
In July 2001, we agreed to acquire eshare communications, Inc., a leading provider of customer interaction management (“CIM”) solutions, in a stock-for-stock merger transaction. eshare’s suite of CIM software applications enable its customers to effectively manage their customers across multiple communications channels, including voice, email, interactive Webchat, and voice-over-Internet protocol. Consummation of the eshare merger is subject to a number of conditions, including (1) approval of the eshare merger by the shareholders of eshare and, if necessary, our stockholders and (2) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

•
In July 2001,we agreed to acquire RoweCom, Inc., a leading global provider of sophisticated tools and client services for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books, and other knowledge resources, in a stock-for-stock merger. Consummation of the RoweCom merger is subject to a number of conditions, including (1) approval of the RoweCom merger by the shareholders of RoweCom and (2) RoweCom and its subsidiaries satisfying certain financing conditions.

•
In July 2001,we agreed to acquire the assets of Intira Corporation, a high-end provider of outsourced information technology and network infrastructure services, subject to bankruptcy court approval. We plan to acquire certain of Intira’s fixed assets, accounts receivable, infrastructure and technology, certain of Intira’s data centers including locations in Pleasanton, Calif., and St. Louis, and the right to the assignment of customer contracts and the right to offer employees positions with divine.

•
In August 2001, we acquired certain assets, subject to certain liabilities, of Fracta Networks, Inc., a provider of personal content management solutions. Among the assets we acquired was Fracta Networks’ software, FractaNetTM, an application that allows users to easily capture portions of documents, spreadsheets, or Web sites.

          We anticipate that the integration of these companies into our products and services offering will help us to deliver a combination of software, technology-based solutions, professional services, and hosting/managed applications that allow businesses to increase efficiency, generate revenue, advance their brand, and build customer loyalty.

          Our revenues for the three months ended June 30, 2001 consisted primarily of revenues generated by our software, services and hosting segment. Operations from our acquisition of assets from marchFIRST accounted for approximately 92% of our revenues for the three months ended June 30, 2001.

          Our revenues are generated primarily from professional fees, which are billed on both a time and materials and a fixed-bid or fee-capped basis. Revenues from arrangements billed on a time and materials basis are recognized as services are provided. Revenues from fixed-bid arrangements are recognized using the percentage of completion method. Fixed-bid arrangements subject us to the risk of cost overruns. Our most significant cost is cost of services which consists principally of direct costs of providing services, including salaries and benefits and rent and facilities services.

          With respect to our engagements that are billed on a time and materials basis, increases in the cost of services may be passed along to our clients and if so, would not have a significant impact on our financial results. For engagements where increases in costs are not passed along to our clients, and for those that are billed on a fixed-price basis, increases in the cost of services provided would have a negative impact on our billing margin and financial results. Billable rates vary by service provided and geographic region. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines.

          We manage our personnel utilization by monitoring project requirements and timetables. The number of resources assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods in which our billable employees are not fully utilized.

          We expect to spend a portion of our available cash and to issue shares of our class A common stock in future periods to acquire other companies and to acquire additional interests in certain of our associated companies that offer products or services that complement and enhance our Web solutions.

          Because we cannot be sure that we will successfully implement our new strategy to deliver integrated enterprise Web solutions, we may experience significant volatility in our quarterly results. We do not know if we will report net income in any period, and we may report fluctuating net losses for the foreseeable future.

Effect of Various Accounting Methods on the Consolidated Financial Statements

          The various interests that we acquire in our associated companies are accounted for under three methods: consolidation, equity method, or cost method. We determine the method of accounting for our associated company interests on a case-by-case basis based upon our ownership percentage in each associated company, as well as our degree of influence over each associated company.

          Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company’s results of operations are reflected within our consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as “minority interest” in our consolidated statements of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company.

          Associated companies in which we own 50% or less of the outstanding voting power, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company’s board of directors, ownership percentage, and voting rights associated with our holdings in the associated company. With respect to our current associated companies, if we own at least 20%, but not more than 50%, of the outstanding voting power of an associated company, we account for our interests under the equity method. Under the equity method of accounting, an associated company’s results of operations are not reflected within our consolidated operating results. However, our share of the earnings or losses of that associated company is identified as “equity in losses of associated companies” in our consolidated statements of operations.

          Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings and losses of these companies is not included in our consolidated statements of operations unless earnings or losses are distributed. We record our ownership interest in equity securities of our associated companies accounted for under the cost method at the lesser of cost or fair value. Those cost method associated companies that have readily determinable fair values based on quoted market prices are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

          Associated companies included in our divine interVentures segment at June 30, 2001 are listed in the table below. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of unexercised options or warrants. The table below excludes the associated companies that comprise our software, services, and hosting segment. Those companies are an integral part of our core business strategy, and are not reported as separate businesses.

Associated Company	Associated Company Since	Our Equity Ownership		Method of Accounting
i-Fulfillment, Inc.	1/28/00	59.1%		Consolidated
Panthera Productions, LLC	3/30/00	62.9%		Consolidated
ViaChange.com, Inc.	1/31/00	70.3%		Consolidated
Bluevector, LLC(1)	4/2/01	47.0%		Equity
Dolphin InterVentures (formerly Latin American Econetworks N.V.)	7/26/00	37.4%		Equity
Emicom Group, Inc.	4/3/00	33.0	%(2)	Equity
eReliable Commerce, Inc.	3/15/00	49.9%		Equity
iGive.com, inc.	2/11/00	32.1%		Equity
i-Street, Inc.	11/23/99	63.8	%(3)	Equity
Launchworks inc.	2/25/00	40.4	%(4)	Equity
LiveOnTheNet.com, Inc.	5/1/01	25.0%		Equity
Mercantec, Inc.	2/11/00	38.3	%(5)	Equity
Outtask.com Inc.	12/10/99	28.8%		Equity
Perceptual Robotics, Inc.	2/14/00	33.3%		Equity
TV House, Inc.	3/8/00	42.0%		Equity
United Process Group, Inc. (formerly eFiltration.com, Inc.).	2/11/00	24.7%		Equity
Commerx, Inc.	11/19/99	0.9%		Cost
comScore, Inc.	10/29/99	0.6%		Cost
FuelQuest, Inc.	10/06/00	3.0%		Cost
NTE, Inc.	10/29/99	5.3%		Cost
Novarra, Inc.	3/15/01	2.1%		Cost
Neoforma.com, Inc.	10/14/99	0.6%		SFAS 115

(1)	In April 2001, we obtained an ownership interest in Bluevector in conjunction with our acquisition of assets from marchFIRST.
(2)	In July 2001, we acquired the 67.0% of the equity interests of Emicom Group that we did not already own.
(3)	In July 2001, we exchanged all of our outstanding preferred securities in i-Street for 36,222 shares of common stock of i-Street. We now hold an ownership interest of 10.0% in i-Street.
(4)	We also hold warrants to purchase shares of common stock of Launchworks. Giving effect to the exercise of these warrants, we would hold 49.4% of both the equity and voting power of Launchworks.
(5)	We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 41.4% of both the equity and voting power of Mercantec.

Deconsolidation

          In January 2001, we restructured our ownership interest in i-Street, Inc. (i-Street), such that our voting ownership in i-Street was reduced from 63.8% to 25.1%. Beginning in January 2001, we accounted for our interest in i-Street under the equity method.

Results of Operations

Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

General

          Beginning in the first quarter of 2001, we have segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated Web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Our operations for the three months ended June 30, 2001 were considerably different than our operations for the three months ended June 30, 2000. This is because, beginning in 2001, we have changed our business strategy from being an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies to becoming a provider of Web-based technology, professional services, and managed applications. Our operations during this period were significantly affected by our recent acquisitions, most notably the acquisition of assets from marchFIRST, Inc., which have provided us with a larger customer base and an increased revenue stream. During the three months ended June 30, 2000, our operations resulted primarily from our consolidated associated companies in the business-to-business e-commerce sector, many of which were in the early stages of development and generated significant losses with comparably low revenue. Most of these consolidated associated companies have discontinued operations, have been sold, or are now included as part of our core business strategy. Additionally, we held investment interests in 13 associated companies accounted for under the equity method of accounting as of June 30, 2001, as compared to 21 associated companies accounted for under the equity method as of June 30, 2000. This decrease in equity-method associated companies has led to decreases in our equity in losses of associated companies and in our gains on stock transactions of associated companies.

Revenues

          We generated revenues totaling $61,281,000 for the three months ended June 30, 2001, which is an increase of $49,189,000 over revenues of $12,092,000 for the three months ended June 30, 2000. The total revenues for the three months ended June 30, 2001 included approximately $3,381,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $2,796,000 from software sales contracts and $585,000 from sales of computer hardware. The total revenues also included approximately $57,900,000 from the sale of services, all of which was generated from our software, services and hosting segment. Services revenues were generated almost exclusively from the operations of divine/Whittman-Hart, which accounted for approximately $56,088,000 of services revenues.

          Revenues for the three months ended June 30, 2000 included approximately $1,236,000 from the sale of products, including $754,000 related to on-line sales of retail goods, $161,000 related to software sales contracts and $321,000 related to sales of computer hardware and software. The total revenues also included approximately $10,856,000 from the sale of services, including $2,775,000 from marketing and public relations services, $2,304,000 from Web design services, $1,500,000 from Web-based advertising and $1,184,000 from hosting services.

Cost of Revenues

          For the three months ended June 30, 2001, our cost of revenues were approximately $45,955,000, exclusive of $197,000 of amortization of stock-based compensation. This is an increase of $35,228,000 over the $10,727,000 (exclusive of $160,000 of amortization of stock-based compensation) cost of revenues we incurred for the three months ended June 30, 2000. Cost of revenues for the three months ended June 30, 2001 included approximately $43,811,000 of direct costs of providing services, which consisted principally of $42,328,000 of salaries and benefits, $613,000 of rent and facilities services, and $155,000 of depreciation and amortization. Cost of revenues for 2001 also included approximately $2,144,000 of direct costs of providing products. Cost of revenues for the three months ended June 30, 2000 included approximately $9,793,000 of direct costs of providing services, consisting primarily of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Costs of revenues also included approximately $934,000 of direct costs of providing products.

Selling, General, and Administrative Expenses

          For the three months ended June 30, 2001, we incurred selling, general, and administrative expenses of approximately $55,651,000, exclusive of $1,960,000 of amortization of stock-based compensation. This represents an increase of $5,308,000 over the $50,343,000 (exclusive of $7,908,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the three months ended June 30, 2000. These expenses for the three months ended June 30, 2001 consisted primarily of approximately $26,367,000 of employee benefits and related compensation, approximately $4,661,000 of facility costs, consisting primarily of rent expense, approximately $2,345,000 of fees for professional services, including legal, consulting, and accounting, approximately $4,019,000 of travel costs, and approximately $2,440,000 of depreciation expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $7,548,000.

          Selling, general, and administrative expenses for the three months ended June 30, 2000 included approximately $22,404,000 of employee benefits and related compensation, approximately $5,843,000 of marketing costs, approximately $4,531,000 of travel and business development costs, approximately $1,261,000 of fees for professional services, including legal, consulting, and accounting, and approximately $2,138,000 of facility costs, consisting primarily of rent expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $5,647,000.

Research and Development Expenses

          For the three months ended June 30, 2001, we incurred research and development expenses of approximately $2,857,000, exclusive of $77,000 of amortization of stock-based compensation. This represents a decrease of $191,000 over the $3,048,000 (exclusive of $131,000 of amortization of stock-based compensation) of research and development expenses for the three months ended June 30, 2000. Research and development expenses for the three months ended June 30, 2001 consisted primarily of approximately $2,642,000 of employee benefits and related compensation. Research and development expenses for the three months ended June 30, 2000 consisted primarily of approximately $1,620,000 of employee benefits and related compensation, approximately $550,000 of marketing expenses, and approximately $445,000 of professional fees.

Stock-Based Compensation

          For the three months ended June 30, 2001, we incurred a non-cash expense of approximately $2,207,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Additionally, we incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the three months ended June 30, 2001, we recovered $105,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 49,182 shares of restricted class A common stock that were previously exercised by terminated employees.

          For the three months ended June 30, 2000, we incurred a non-cash expense of approximately $5,676,000 related to the issuance of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. We also incurred a non-cash expense of approximately $2,524,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. These shares were sold at prices lower than their fair value. These shares were subsequently repurchased by us in September 2000.

          As of June 30, 2001, 1,802,091 of our outstanding class A common shares were issued and outstanding under our 1999 Stock Incentive Plan, upon exercise of outstanding options or otherwise, at prices ranging from $4.50 to $13.50 per share, and we had outstanding options to purchase 10,599,877 shares of class A common stock under that plan, with exercise prices ranging from $1.19 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at June 30, 2001 was approximately $22,182,000.

Interest Income and Expense

          Interest income for the three months ended June 30, 2001 was approximately $2,405,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $107,000 from the $2,512,000 of interest income earned during the three months ended June 30, 2000, which was also earned from the investment of our available cash balances. Interest expense for the three months ended June 30, 2001 was approximately $1,060,000 and was incurred primarily from our long-term debt. This is an increase of $40,000 from the $1,020,000 of interest expense incurred during the three months ended June 30, 2000, which was incurred primarily from notes payable to equity method associated companies.

Other Income, net

          Other income for the three months ended June 30, 2001 was approximately $13,477,000. This represents an increase of $13,459,000 over the $18,000 of other income earned during the three months ended June 30, 2000. Other income for the three months ended June 30, 2001 was earned primarily from the sale of our investments in Farms.com, Ltd. and Sequoia Software Corporation, which resulted in realized gains of approximately $7,225,000 and $6,611,000, respectively.

Income Taxes

          We recorded no income tax provision or benefit for the three months ended June 30, 2001 or the three months ended June 30, 2000. Because we have no history of taxable income through June 30, 2001, the tax benefit associated with our net losses has been fully reserved. As of June 30, 2001, we had total net operating loss carryforwards of approximately $206,645,000, of which approximately $133,995,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $72,650,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be substantially limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire through 2021.

          In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of June 30, 2001.

Minority Interest

          Minority interest of approximately $1,055,000 and $4,353,000 represents the non-controlling stockholders’ share of our consolidated associated companies’ net loss for the three months ended June 30, 2001 and the three months ended June 30, 2000, respectively.

Gain on Stock Transactions of Associated Companies

          Gain on stock transactions of associated companies of approximately $110,000 for the three months ended June 30, 2001 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments and other stock transactions of these associated companies. We expect to record future gains and/or losses as more of our associated companies engage in stock transactions. Gain on stock transactions of associated companies totaled approximately $2,915,000 for the three months ended June 30, 2000. The gain was attributed to issuances of stock by Launchworks inc., which accounted for approximately $2,275,000, and closerlook, inc., which accounted for approximately $640,000.

Equity in Losses of Associated Companies

          Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies’ losses, which totaled approximately $4,500,000 in net losses for the three months ended June 30, 2001 and $13,129,000 in net losses for the three months ended June 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $692,000 for the three months ended June 30, 2001 and $10,806,000 for the three months ended June 30, 2000.

Impairment of Investment in Equity and Cost Method Associated Companies

          For the three months ended June 30, 2001, we recorded impairment charges of approximately $4,156,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. We did not record any impairment charges during the three months ended June 30, 2000.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

General

          Beginning in the first quarter of 2001, we have segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated Web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on
e-commerce and vertical markets. Our operations for the six months ended June 30, 2001 were considerably different than our operations for the six months ended June 30, 2000. This is because, beginning in 2001, we have changed our business strategy from being an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies to becoming a provider of Web-based technology, professional services, and managed applications. Our operations during this period were significantly affected by our recent acquisitions, most notably the acquisition of assets from marchFIRST, Inc., which have provided us with a larger customer base and an increased revenue stream. During the six months ended June 30, 2000, our operations resulted primarily from our consolidated associated companies in the business-to-business e-commerce sector, many of which were in the early stages of development and generated significant losses with comparably low revenue. Most of these consolidated associated companies have discontinued operations, have been sold, or are now included as part of our core business strategy. Additionally, we held investment interests in 13 associated companies accounted for under the equity method of accounting as of June 30, 2001, as compared to 21 associated companies accounted for under the equity method as of June 30, 2000. This decrease in equity-method associated companies has led to decreases in our equity in losses of associated companies and in our gains on stock transactions of associated companies.

Revenues

          We generated revenues totaling $71,038,000 for the six months ended June 30, 2001, which is an increase of $53,731,000 over revenues of $17,307,000 for the six months ended June 30, 2000. The total revenues for the six months ended June 30, 2001 included approximately $4,916,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $3,625,000 from software sales contracts and $1,291,000 from sales of computer hardware. The total revenues also included approximately $66,122,000 from the sale of services, including $64,014,000 from our software, services and hosting segment and $2,108,000 from our divine interVentures segment. Services revenues from our software, services and hosting segment included $56,088,000 from the operations of divine/Whittman-Hart, and $7,926,000 from operations exclusive of divine/Whittman-Hart including $3,357,000 from Web design services, $2,135,000 from facilities management and $1,260,000 from hosting services. Services revenues from our divine interVentures segment included $1,891,000 from inventory management services.

          Revenues for the six months ended June 30, 2000 included approximately $2,330,000 from the sale of products, including $1,273,000 related to on-line sales of retail goods, $457,000 related to software sales contracts and $598,000 related to sales of computer hardware and software. The total revenues also included approximately $3,779,000 from Web design services, $3,549,000 from marketing and public relations services, $2,612,000 from Web-based advertising, and $1,200,000 from hosting services.

Cost of Revenues

          For the six months ended June 30, 2001, our cost of revenues were approximately $53,575,000, exclusive of $338,000 of amortization of stock-based compensation. This is an increase of $38,441,000 over the $15,134,000 (exclusive of $645,000 of amortization of stock-based compensation) cost of revenues we incurred for the six months ended June 30, 2000. Cost of revenues for the six months ended June 30, 2001 included approximately $50,580,000 of direct costs of providing services, which consisted principally of $46,457,000 of salaries and benefits, $1,823,000 of rent and facilities services, and $636,000 of depreciation and amortization. Cost of revenues for 2001 also included approximately $2,995,000 of direct costs of providing products. Cost of revenues for the six months ended June 30, 2000 included approximately $13,672,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues also included approximately $1,462,000 of direct costs of providing products.

Selling, General, and Administrative Expenses

          For the six months ended June 30, 2001, we incurred selling, general, and administrative expenses of approximately $89,649,000, exclusive of $5,016,000 of amortization of stock-based compensation. This represents an increase of $7,855,000 over the $81,794,000 (exclusive of $16,015,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the six months ended June 30, 2000.

          These expenses for the six months ended June 30, 2001 consisted primarily of approximately $42,379,000 of employee benefits and related compensation, approximately $8,135,000 of facility costs, consisting primarily of rent expense, approximately $5,421,000 of fees for professional services, including legal, consulting, and accounting, approximately $6,798,000 of travel costs, and approximately $4,878,000 of depreciation expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $8,732,000.

          Selling, general, and administrative expenses for the six months ended June 30, 2000 included approximately $34,713,000 of employee benefits and related compensation, approximately $11,024,000 of marketing costs, approximately $6,766,000 of travel and business development costs, approximately $3,068,000 of fees for professional services, including legal, consulting, and accounting, and approximately $3,672,000 of facility costs, consisting primarily of rent expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $9,062,000.

Research and Development Expenses

          For the six months ended June 30, 2001, we incurred research and development expenses of approximately $5,990,000, exclusive of $199,000 of amortization of stock-based compensation. This represents an increase of $1,346,000 over the $4,644,000 (exclusive of $204,000 of amortization of stock-based compensation) of research and development expenses for the six months ended June 30, 2000. Research and development expenses for the six months ended June 30, 2001 consisted primarily of approximately $5,186,000 of employee benefits and related compensation. Research and development expenses for the six months ended June 30, 2000 consisted primarily of approximately $2,225,000 of employee benefits and related compensation, approximately $1,519,000 of marketing expenses, and approximately $477,000 of professional fees.

Impairment of Investment in Consolidated Associated Companies

          For the six months ended June 30, 2001, we recorded impairment charges of approximately $3,024,000 for other than temporary declines in the carrying values of certain consolidated associated companies. We did not record any impairment charges during the six months ended June 30, 2000.

Stock-Based Compensation

          For the six months ended June 30, 2001, we incurred a non-cash expense of approximately $5,745,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Additionally, we incurred a one-time charge of $279,000 related to shares issued in conjunction with our acquisition of SageMaker. We also incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the six months ended June 30, 2001, we recovered $603,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 85,851 shares of restricted class A common stock that were previously exercised by terminated employees.

          For the six months ended June 30, 2000, we incurred a non-cash expense of approximately $12,826,000 related to the issuance of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. We also incurred a non-cash expense of approximately $4,038,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. These shares were sold at prices lower than their fair value.

          As of June 30, 2001, 1,802,091 of our outstanding class A common shares were issued and outstanding under our 1999 Stock Incentive Plan, upon exercise of outstanding options or otherwise, at prices ranging from $4.50 to $13.50 per share, and we had outstanding options to purchase 10,599,877 shares of class A common stock under that plan, with exercise prices ranging from $1.19 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at June 30, 2001 was approximately $22,182,000.

Interest Income and Expense

          Interest income for the six months ended June 30, 2001 was approximately $5,913,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $313,000 from the $6,226,000 of interest income earned during the six months ended June 30, 2000, which was also earned from the investment of our available cash balances. Interest expense for the six months ended June 30, 2001 was approximately $1,336,000 and was incurred primarily from our long-term debt. This is an increase of $14,000 from the $1,322,000 of interest expense incurred during the six months ended June 30, 2000, which was incurred primarily from notes payable to equity method associated companies.

Other Income, net

          Other income for the six months ended June 30, 2001 was approximately $13,426,000. This represents an increase of $13,411,000 over the $15,000 of other income earned during the three months ended June 30, 2000. Other income for the three months ended June 30, 2001 was earned primarily from the sale of our investments in Farms.com, Ltd. and Sequoia Software Corporation, which resulted in realized gains of approximately $7,225,000 and $6,611,000, respectively.

Income Taxes

          We recorded no income tax provision or benefit for the six months ended June 30, 2001 or the six months ended June 30, 2000. Because we have no history of taxable income through June 30, 2001, the tax benefit associated with our net losses has been fully reserved. As of June 30, 2001, we had total net operating loss carryforwards of approximately $206,645,000 of which approximately $133,995,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $72,650,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be substantially limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire through 2021.

          In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of June 30, 2001.

Minority Interest

          Minority interest of approximately $3,875,000 and $8,540,000 represents the non-controlling stockholders’ share of our consolidated associated companies’ net loss for the six months ended June 30, 2001 and the six months ended June 30, 2000, respectively.

Gain on Stock Transactions of Associated Companies

          Gain on stock transactions of associated companies of approximately $804,000 for the six months ended June 30, 2001 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments and other stock transactions of these associated companies. The gain was attributed mainly to issuances of stock by Outtask, which accounted for approximately $312,000. We expect to record future gains and/or losses as more of our associated companies engage in stock transactions. Gain on stock transactions of associated companies totaled approximately $2,915,000 for the six months ended June 30, 2000. The gain was attributed to issuances of stock by Launchworks, which accounted for approximately $2,275,000, and closerlook, which accounted for approximately $640,000.

Equity in Losses of Associated Companies

          Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies’ losses, which totaled approximately $7,752,000 in net losses for the six months ended June 30, 2001 and $17,776,000 in net losses for the six months ended June 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $4,691,000 for the six months ended June 30, 2001 and $17,037,000 for the six months ended June 30, 2000.

Impairment of Investment in Equity and Cost Method Associated Companies

          For the six months ended June 30, 2001, we recorded impairment charges of approximately $27,618,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-off of our investment in Xippix, which ceased all meaningful operations in April 2001. We did not record any impairment charges during the six months ended June 30, 2000.

Summary of Currently Expected Fixed Charges

          The following table summarizes the fixed charges as of June 30, 2001 that we currently expect to incur throughout the remainder of 2001 and over the next three years for amortization of (1) identifiable intangible assets and goodwill, (2) our net excess investment over our equity in the net assets of associated companies, and (3) unearned stock-based compensation:

	Year
Amortization of:	2001	2002	2003	2004
Identifiable Intangible Assets and Goodwill(1)	13,163,000	10,396,000	2,549,000	—
Our Net Excess Investment	689,000	2,211,000	805,000	67,000
Unearned Stock-Based Compensation(2)	4,400,000	8,800,000	8,530,000	452,000

Total	18,252,000	21,407,000	11,884,000	519,000

(1)
In accordance with SFAS 142, Goodwill and Other Intangible Assets, no amortization of goodwill is included after 2001. Additionally, we have approximately $19,000,000 of intangible assets associated with our acquisition of marchFIRST assets in April 2001 that have not yet been allocated between goodwill and other identifiable intangible assets. These assets are considered to be goodwill for purposes of the summary of currently expected fixed charges. Fixed charges in the years 2002 through 2004 will increase to the extent that these assets are allocated to other identifiable intangible assets.

(2)
These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees that are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

          As of June 30, 2001, we had cash and cash equivalents of approximately $202,177,000, including cash and cash equivalents of $3,568,000 held by consolidated associated companies in our divine interVentures portfolio. Our cash and cash equivalents as of June 30, 2001 represented a decrease of approximately $50,356,000 from approximately $252,533,000 as of December 31, 2000. The net decrease in cash and cash equivalents was due primarily to net cash used in operating activities of $52,201,000, cash provided by the sale of ownership interests in associated companies of $26,247,000, partially offset by cash used in the acquisition and deconsolidation of ownership interests in associated companies of $19,596,000, and cash used to acquire property and equipment of $5,632,000.

          In January 2001, we entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. As of June 30, 2001, we had established a letter of credit of $2,200,000 against this line of credit for the purpose of securing real estate leases. In addition, our obligations under our office lease in Lisle, Illinois are secured by a letter of credit for $443,000 issued by Bank of America.

          We continually examine all of the associated companies in our divine interVentures portfolio to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company’s development of its business plans and objectives and progress toward achievement of its performance goals. For the six months ended June 30, 2001, we have recognized $30,642,000 of impairment charges related to our associated companies. In conjunction with our new strategic direction, we will continue to evaluate the remaining associated companies in our portfolio to determine whether we will make any future contributions to their capital. We do not expect to make additional investments in the associated companies in our divine interVentures portfolio.

          In December 2000, we made the decision to no longer manage or fund Skyscraper Ventures, L.P. Based upon this decision, Skyscraper returned $1,285,000 of our limited partnership investment, returned $18,000 of our general partnership investment and cancelled our remaining commitments. In March 2001, Skyscraper distributed the share interests in Novarra. Inc., the only investment made by Skyscraper. We directly owned 2.1% of Novarra at June 30, 2001.

          In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our initial public offering in July 2000: (1) we have agreed under our Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area; we are currently working to restructure our relationship with Microsoft, including the Alliance Agreement, to focus on our enterprise Web solutions strategy and Microsoft’s ‘‘.NET’’ strategy, although there can be no assurance that we will successfully achieve that goal; (2) we entered into an agreement concerning the purchase of a minimum of $100,000,000 of collocation and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would be credited as payment by Level 3 for its purchase of shares from us; we are actively negotiating the terms of a definitive agreement concerning these services, which we expect to complete; and (3) we have agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years.

          In May 2001, we received $13,174,000 for our 2,335,000 shares of Sequoia Software Corporation as part of the acquisition of Sequoia by Citrix Systems, Inc.

          At June 30, 2001, we had approximately $2,101,000 in available-for-sale securities. This amount includes shares of Neoforma.com, 360networks, and CMGI.

          In two separate transactions in April 2001, we acquired certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP software implementation practice, and its value-added reseller business. Additionally, we acquired accounts receivable with a face value of approximately $102.8 million. The acquired business is held by our newly-formed subsidiary, divine/Whittman-Hart, Inc. We paid to marchFIRST approximately $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST a promissory note. The note is a $57.5 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart’s operations and which is secured by the assets of divine/Whittman-Hart. This note bears interest at the Wall Street Journal prime rate of interest. In conjunction with our acquisition of marchFIRST assets, we also assumed $12.0 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart’s operations during the next five years exceeds divine/Whittman-Hart’s obligation under the promissory notes. We do not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to workforce in place may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          We are currently evaluating the impact that the adoption of Statements 141 and 142 will have on our consolidated financial statements.

Special Note on Forward-Looking Statements

          This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘estimate,’’ and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include:

•	our ability to execute our integrated Web-based technology, professional services, and managed applications strategy;

•
our ability to successfully implement our acquisition strategy, including our ability to integrate the operations, personnel, products, and technologies of, and address the risks associated with, acquired companies;

•	our ability to develop enterprise Web software and services;

•	the uncertainty of customer demand for enterprise Web software and services;

•	our ability to expand our customer base and achieve and maintain profitability;

•	our ability to retain key personnel;

•	our ability to predict revenues from project-based engagements;

•	our ability to keep pace with technological developments and industry requirements;

•	our ability to efficiently manage our growing operations;

•	changes in the market for Internet services and the economy in general;

•	increasing competition from other providers of software solutions and professional services;

•	the extent to which customers want to purchase software applications under hosted subscription based models;

•	our ability to address the risks associated with international operations;

•	our ability to maintain our Nasdaq listing; and

•	other unanticipated events and conditions.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

          Equity Price Risk—At June 30, 2001, we had approximately $2,101,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have experienced significant volatility, specifically in the past eighteen months. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 0.5% of our total assets at June 30, 2001.

          Interest Rate Risk—At June 30, 2001, we had approximately $202,177,000 in cash and cash equivalents. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts and short-term treasury bills. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value as well because of their short-term nature. Nearly all of our long-term debt relates to a balloon note issued in conjunction with our acquisition of assets from marchFIRST. This note bears interest at the Wall Street Journal prime rate of interest.

          Foreign Currency Exchange Risk—Our financial market risk includes risks associated with our ownership interests in three associated companies in our divine interVentures portfolio who transact business in foreign currencies, as well as increased foreign activity in our core operations, due mainly to our acquisition of foreign offices from marchFIRST and SageMaker. Through June 30, 2001, we have not experienced any significant impact on our operations as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency.

          Impairment Risk—At June 30, 2001, we held ownership interests in 21 associated companies in our divine interVentures segment that were not publicly traded. We assess the net realizable value of these associated companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our capital investment. For the six months ended June 30, 2001, we incurred approximately $30,642,000 in impairment charges, related mainly to our investment in equity method associated companies and the goodwill and/or specific assets associated with our investment in consolidated associated companies. We may incur additional impairment charges in future periods.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings

          In May 2001, GlobalView Software, Inc. filed a complaint against our wholly-owned subsidiary divine/Whittman-Hart, Inc., in the Circuit Court of Cook County, Illinois, County Department, Law Division. The complaint alleges (i) breach of contract for unlawful termination of the professional services agreement between GlobalView and marchFIRST, Inc., (ii) tortuous interference with contract, (iii) defamation and (iv) punitive damages. GlobalView is seeking in excess of $14.5 million on each of the first three counts of the complaint and a judgment in the amount of $20 million as punitive damages, plus costs incurred in the litigation. In connection with our purchase of assets from marchFIRST, divine/Whittman-Hart assumed the duties and liabilities of marchFIRST under the professional services agreement. divine/Whittman-Hart subsequently terminated the agreement for breach of contract due to GlobalView’s nonpayment of over $1 million in outstanding fees. The case has been transferred to the Federal District Court for the Northern District of Illinois. We believe GlobalView’s allegations are without merit and are vigorously defending this lawsuit. Notwithstanding the foregoing, we are also engaged in settlement negotiations with GlobalView.

          From time to time, we may be involved in litigation incidental to the conduct of our business. Except as described above, however, we are not currently a party to any material pending proceeding.

Item 2.     Changes in Securities and Use of Proceeds

          In connection with our acquisition of the minority interests in OpinionWare.com, Inc. in April 2001, we issued a total of 1,637,948 shares of class A common stock to the minority stockholders of OpinionWare.

          In connection with our acquisition of the minority interests in LiveOnTheNet.com, Inc. in April 2001, we issued 817,017 shares of class A common stock to the minority stockholders of LiveOnTheNet in exchange for their interests in LiveOnTheNet.

          In May 2001, we issued 50,000 shares of class A common stock to the minority holders of mindwrap inc. in exchange for their interests in mindwrap.

          In connection with our acquisition of DataBites, Inc. in May 2001, we issued 1,074,423 shares of class A common stock to the stockholders of DataBites in exchange for all of the outstanding interests in DataBites.

          All of our class A common stock issued in the transactions described above were issued in transactions exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 4.     Submission of Matters to a Vote of Security Holders

          The following summarizes the votes of divine’s Annual Stockholders Meeting held on May 22, 2001:

Matter	For	Against	Abstain	Non-Vote	Shares Voted
Election of Directors:
Andrew Filipowski	93,491,342	—	212,241	—	93,703,583
Tommy Bennett	93,514,877	—	188,706	—	93,703,583
John Cooper	93,514,877	—	188,706	—	93,703,583
Jamie E. Cowie	93,514,457	—	189,126	—	93,703,583
Michael Cullinane	93,492,747	—	210,836	—	93,703,583
Paul L. Humenansky	93,495,880	—	207,703	—	93,703,583
Arthur Hahn	93,515,177	—	188,406	—	93,703,583
Gregory K. Jones	93,514,877	—	188,706	—	93,703,583

Ratification of the appointment of KPMG, LLP as Independent Auditors for divine in 2001	93,610,489	86,808	6,286	—	93,703,583

Approval of an Amendment to the divine, inc. 1999 Stock Incentive Plan	89,263,942	1,703,173	2,736,468	—	93,703,583

Approval of the divine, inc. 2001 Stock Incentive Plan	77,589,724	13,393,055	2,720,804	—	93,703,583

Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits

Number	Description of Exhibit
2.1
Asset Purchase Agreement, dated and consummated as of April 2, 2001, by and among marchFIRST, Inc., marchFIRST Consulting, Inc., and WH Acquisition Corp., and related documents (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on
April 16, 2001 (the “April 2001 8-K”).

2.2
Asset Purchase Agreement, dated as of April 2, 2001 and consummated as of April 12, 2001, by and among marchFIRST, Inc., marchFIRST Consulting, Inc., and WH Acquisition Corp., and related documents (incorporated by reference to Exhibit 2.2 to the April 2001 8-K).

4.1	divine, inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of the Company, File No. 333-62882 (the “S-8 Registration Statement”)).

4.2	Form of Option Agreement under the divine, inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the S-8 Registration Statement).

4.3	divine, inc. 1999 Stock Incentive Plan, as amended as of May 22, 2001 (incorporated by reference to Exhibit 4.6 to the S-8 Registration Statement).

4.4	Form of Option Agreement under the divine, inc. 1999 Stock Incentive Plan, as amended as of May 22, 2001 (incorporated by reference to Exhibit 4.7 to the S-8 Registration Statement).

          (b)  Reports on Form 8-K

          We filed a Report on Form 8-K dated April 16, 2001 relating to our consummation of agreements to purchase the former Whittman-Hart technology consulting services operations and iCampus training and technology unit of marchFIRST, Inc. and to purchase the SAP software implementation practice, value added reseller business, and the Bluevector venture capital arm of marchFIRST, Inc.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

DIV	INE , INC .

/S / MICHAEL P. CULLINANE

Michael P. Cullinane
Executive Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)