Form 10-Q
period 2001-09-30
DIVINE INC
filed 2001-11-14
CIK 1097516

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from      to

                        Commission File Number 0-30043

                               -----------------

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

   At November 12, 2001, the registrant had outstanding an aggregate of 292,375,875 shares of class A common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 divine, inc.

                                   Form 10-Q

                                     INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                                             3

        Consolidated Balance Sheets...............................................
         September 30, 2001 (unaudited) and December 31, 2000.....................    3

        Consolidated Statements of Operations (unaudited)
         Three and nine months ended September 30, 2001 and 2000..................    4

        Consolidated Statements of Stockholders' Equity
         Nine months ended September 30, 2001 (unaudited) and year ended
          December 31, 2000.......................................................    5

        Consolidated Statements of Cash Flows (unaudited)
         Nine months ended September 30, 2001 and September 30, 2000..............    6

        Notes to Consolidated Financial Statements................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..............................................................   17

Item 3. Quantitative and Qualitative Disclosures About Market Risk................   34

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.................................   35

Item 6. Exhibits and Reports on Form 8-K..........................................   36

SIGNATURE.........................................................................   38

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                 divine, inc.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                                  September 30, December 31,
                                                                                                      2001          2000
                                                                                                  ------------- ------------
                                                                                                   (unaudited)
                                            Assets
Current assets:
   Cash and cash equivalents.....................................................................   $ 170,026    $ 252,533
   Restricted cash...............................................................................       4,630        2,143
   Accounts receivable, net of allowance for doubtful accounts of $6,410 and $6,863..............      46,072        7,678
   Available-for-sale securities.................................................................       1,112       12,404
   Notes receivable..............................................................................       3,427          179
   Prepaid expenses..............................................................................       3,420        1,959
   Other current assets..........................................................................      15,018        4,903
                                                                                                    ---------    ---------
      Total current assets.......................................................................     243,705      281,799
Property and equipment, net......................................................................      43,728       33,820
Goodwill and other intangible assets, net of accumulated amortization of $33,390 and $21,170.....      43,822        8,621
Ownership interests in associated companies......................................................      11,993       65,939
Prepaid co-location and bandwidth services.......................................................          --       25,000
Restricted cash..................................................................................          --        1,000
Capitalized acquisition costs....................................................................      13,990           --
Other noncurrent assets..........................................................................       5,599        4,002
                                                                                                    ---------    ---------
      Total assets...............................................................................   $ 362,837    $ 420,181
                                                                                                    =========    =========
                             Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable..............................................................................   $  12,660    $  10,193
   Accrued payroll expenses......................................................................       9,602        1,631
   Accrued vacation..............................................................................       3,852        1,096
   Accrued professional fees.....................................................................         669        2,091
   Current portion of facilities impairment......................................................       1,494        2,257
   Current portion of capital leases.............................................................       3,729        2,868
   Other accrued expenses and current liabilities................................................      12,786        5,483
   Notes payable.................................................................................       5,890          521
   Deferred revenue..............................................................................       7,735        1,431
                                                                                                    ---------    ---------
      Total current liabilities..................................................................      58,417       27,571
Long-term debt...................................................................................      58,473          826
Capital leases...................................................................................       4,232        3,801
Other noncurrent liabilities.....................................................................         424          144
Long-term facilities impairment..................................................................       2,455        3,006
Minority interest................................................................................       6,488       16,950
Stockholders' equity:
   Class A common stock, $.001 par value; 2,500,000,000 shares authorized; 166,738,554 and
    128,382,154 shares issued; 161,327,400 and 127,390,478 shares outstanding....................         161          128
   Class C common stock, $.001 par value; 100,000,000 shares authorized; 0 and 6,777,777 shares
    issued and outstanding.......................................................................          --            7
   Additional paid-in capital....................................................................     994,681      956,110
   Notes receivable from exercise of stock options...............................................      (3,130)      (5,636)
   Unearned stock-based compensation.............................................................     (19,154)     (36,641)
   Accumulated other comprehensive loss..........................................................     (20,150)     (20,011)
   Treasury stock, at cost; 4,077,821 and 741,676 shares.........................................      (9,639)      (5,592)
   Accumulated deficit...........................................................................    (710,421)    (520,482)
                                                                                                    ---------    ---------
      Total stockholders' equity.................................................................     232,348      367,883
                                                                                                    ---------    ---------
      Total liabilities and stockholders' equity.................................................   $ 362,837    $ 420,181
                                                                                                    =========    =========

         See accompanying notes to consolidated financial statements.

                                 divine, inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                (in thousands, except share and per share data)

                                                                         Three Months Ended           Nine Months Ended
                                                                     --------------------------  --------------------------
                                                                     September 30, September 30, September 30, September 30,
                                                                         2001          2000          2001          2000
                                                                     ------------- ------------- ------------- -------------
Revenues:
   Products......................................................... $      3,787  $      2,008  $      8,703   $     4,338
   Services.........................................................       44,292        11,685       110,415        26,662
                                                                     ------------  ------------  ------------   -----------
      Total revenues................................................       48,079        13,693       119,118        31,000
Operating expenses:
   Cost of revenues:
      Products (exclusive of $13, $61, $44 and $93 of
       amortization of stock-based compensation.....................        1,789         1,453         4,784         2,915
      Services (exclusive of $190, $304, $497 and $916 of
       amortization of stock-based compensation)....................       41,462        10,892        92,042        24,157
                                                                     ------------  ------------  ------------   -----------
         Total cost of revenues.....................................       43,251        12,345        96,826        27,072
   Selling, general and administrative (exclusive of $1,841,
    $25,683, $6,857 and $41,699 of amortization of stock-based
    compensation)...................................................       58,060        56,172       147,710       138,373
   Research and development (exclusive of $75, $137, $274 and
    $340 of amortization of stock-based compensation)...............        7,530         4,000        13,520         8,644
   Acquired technology--in-process research and development.........        1,196            --         1,196            --
   Impairment of investment in consolidated associated companies....           --         7,139         3,024         7,139
   Impairment of prepaid co-location and bandwidth services.........       25,000            --        25,000            --
   Amortization of stock-based compensation.........................        2,119        26,185         7,672        43,049
                                                                     ------------  ------------  ------------   -----------
         Total operating expenses...................................      137,156       105,841       294,948       224,277
                                                                     ------------  ------------  ------------   -----------
         Operating loss.............................................      (89,077)      (92,148)     (175,830)     (193,277)
Other income (expense):
   Interest income..................................................        1,725         4,851         7,638        11,077
   Interest expense.................................................         (853)         (653)       (2,189)       (1,975)
   Other income (expense), net......................................       (3,306)         (141)       10,120          (125)
                                                                     ------------  ------------  ------------   -----------
         Total other income (expense)...............................       (2,434)        4,057        15,569         8,977
   Loss before minority interest, gain (loss) on issuance of stock by associated companies, equity in losses of associated
    companies, impairment of investment in equity and cost
    method companies and extraordinary gain.........................      (91,511)      (88,091)     (160,261)     (184,300)
Minority interest...................................................          394         6,192         4,269        14,732
Gain (loss) on issuance of stock by associated companies............         (141)        2,061           663         4,824
Equity in losses of associated companies............................       (3,000)      (25,567)      (15,443)      (60,229)
Impairment of investment in equity and cost method associated
 companies..........................................................       (2,763)       (6,128)      (30,381)       (6,128)
                                                                     ------------  ------------  ------------   -----------
         Net loss before extraordinary gain.........................      (97,021)     (111,533)     (201,153)     (231,101)
Extraordinary gain..................................................       11,214            --        11,214            --
                                                                     ------------  ------------  ------------   -----------
         Net loss...................................................      (85,807)     (111,533)     (189,939)     (231,101)
Accretion of redeemable preferred stock dividends...................           --          (519)           --        (8,037)
Accretion of preferred stock dividends..............................           --          (526)           --        (9,070)
Deemed dividends....................................................           --       (14,942)           --       (40,756)
                                                                     ------------  ------------  ------------   -----------
         Net loss applicable to common stockholders................. $    (85,807) $   (127,520) $   (189,939)  $  (288,964)
                                                                     ============  ============  ============   ===========
         Basic and diluted net loss per share before
          extraordinary gain........................................ $      (0.61) $      (1.13) $      (1.38)  $     (6.43)
         Extraordinary gain.........................................         0.07            --          0.08            --
                                                                     ------------  ------------  ------------   -----------
         Basic and diluted net loss per share applicable to
          common stockholders....................................... $      (0.54) $      (1.13) $      (1.30)  $     (6.43)
                                                                     ============  ============  ============   ===========
         Weighted average shares used in computing basic
          and diluted net loss per share............................  157,644,622   112,678,978   146,510,593    44,967,132

         See accompanying notes to consolidated financial statements.

                                 divine, inc.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)






                                                                                       Preferred stock         Common stock
                                                                                     -------------------    ------------------
                                                                                        Shares      Amount    Shares      Amount
                                                                                     ------------   ------  -----------   ------

Balance at December 31, 1999........................................................  259,860,725   $ 260     5,833,276   $  6
 Comprehensive loss:
  Net loss..........................................................................           --      --            --      --
  Other comprehensive loss:
   Unrealized holding loss during the year..........................................           --      --            --      --

  Total comprehensive loss..........................................................

Issuance of Series F preferred stock................................................   11,500,000      11            --      --
Conversion from Class B common stock to Class A common stock........................           --      --    (2,041,662)     (2)
Conversion of Class A common stock from Class B common stock........................           --      --     2,041,662       2
Conversion of preferred stock to Class A common stock, net of  1/6 conversion factor (271,360,725)   (271)   45,226,788      45
Conversion of redeemable preferred stock to Class A common stock, net of  1/6
 conversion factor and capital raising costs........................................           --      --    35,880,721      36
Issuance of Class C common stock, net of offering costs.............................           --      --    23,288,511      23
Conversion from Class C common stock to Class A common stock........................           --      --   (16,510,734)    (17)
Conversion to Class A common stock from Class C common stock........................           --      --    16,510,734      17
Issuance of Class A common stock in conjunction with initial public offering, net of
 offering costs.....................................................................           --      --    14,285,000      14
Issuance of Class A common stock exclusive of initial public offering shares, net of
 capital raising costs..............................................................           --      --     8,527,046       9
Deemed dividends related to beneficial conversion feature of Series E & F preferred
 stock..............................................................................           --      --            --      --
Deemed dividends related to discount on issuance of Class C common stock............           --      --            --      --
Accretion of redeemable preferred stock dividends...................................           --      --            --      --
Issuance of Class A common stock through the Employee Stock Purchase Plan...........           --      --       425,712       1
Dilution gain on equity transactions by associated companies........................           --      --            --      --
Exercise of stock options--Class A common stock.....................................           --      --     5,877,670       6
Issuance of notes receivable to exercise stock options..............................           --      --            --      --
Repurchase and retirement of Class A common stock and reduction of related notes
 receivable.........................................................................           --      --    (4,434,509)     (4)
Unearned stock-based compensation...................................................           --      --            --      --
Stock-based compensation............................................................           --      --            --      --
Recovery of unearned stock based compensation.......................................           --      --            --      --
Capital raising costs of subsidiaries...............................................           --      --            --      --
Payout of fractional shares.........................................................           --      --          (284)     --
Indirect ownership of shares of the Company's Class A common stock owned by
 equity method associated companies.................................................           --      --      (741,676)     (1)
                                                                                     ------------   -----   -----------    ----
Balance at December 31, 2000........................................................           --   $  --   134,168,255    $135
                                                                                     ============   =====   ===========    ====
For the nine months ended September 30, 2001 (unaudited)
 Comprehensive income:
   Net loss.........................................................................           --   $  --            --    $ --
  Other comprehensive loss:
    Unrealized holding gain during the period.......................................           --      --            --      --
    Less: reclassification adjustment of net gains included in net income...........           --      --            --      --
    Foreign currency translation....................................................           --      --            --      --

  Total comprehensive loss..........................................................

Issuance of Class A common stock....................................................           --      --    29,910,067      29
Issuance of warrants in purchase accounting.........................................           --      --            --      --
Issuance of options for acquisitions................................................           --      --            --      --
Issuance of Class A common stock through the Employee Stock Purchase Plan...........           --      --       671,074      --
Conversion from Class C common stock to Class A common stock........................           --      --    (6,777,777)     (7)
Conversion to Class A common stock from Class C common stock........................           --      --     6,777,777       7
Dilution loss on equity transactions by associated companies........................           --      --            --      --
Repurchase and retirement of Class A common stock...................................           --      --       (85,851)     --
Non-cash executive compensation.....................................................           --      --            --      --
Repayment of notes receivable from exercise of stock options........................           --      --            --      --
Stock-based compensation............................................................           --      --            --      --
Recovery of unearned stock based compensation.......................................           --      --            --      --
Purchase of treasury stock, at cost and recovery of shares from escrow..............           --      --    (3,336,145)     (3)
                                                                                     ------------   -----   -----------    ----
Balance at September 30, 2001 (unaudited)...........................................           --   $  --   161,327,400    $161
                                                                                     ============   =====   ===========    ====


                                                                                                  Notes
                                                                                                receivable
                                                                                                   from
                                                                                     Additional  exercise    Unearned
                                                                                      paid-in    of stock  stock-based  Treasury
                                                                                      capital    options   compensation  stock
                                                                                     ---------- ---------- ------------ --------
                                                                                     (in thousands, except share data)
Balance at December 31, 1999........................................................ $241,036  $     --   $ (26,661) $    --
 Comprehensive loss:
  Net loss..........................................................................        --         --          --        --
  Other comprehensive loss:
   Unrealized holding loss during the year..........................................        --         --          --        --

  Total comprehensive loss..........................................................

Issuance of Series F preferred stock................................................    14,719         --          --        --
Conversion from Class B common stock to Class A common stock........................        --         --          --        --
Conversion of Class A common stock from Class B common stock........................        --         --          --        --
Conversion of preferred stock to Class A common stock, net of  1/6 conversion factor       226         --          --        --
Conversion of redeemable preferred stock to Class A common stock, net of  1/6
 conversion factor and capital raising costs........................................   223,134         --          --        --
Issuance of Class C common stock, net of offering costs.............................   193,440         --          --        --
Conversion from Class C common stock to Class A common stock........................        --         --          --        --
Conversion to Class A common stock from Class C common stock........................        --         --          --        --
Issuance of Class A common stock in conjunction with initial public offering, net of
 offering costs.....................................................................   109,230         --          --        --
Issuance of Class A common stock exclusive of initial public offering shares, net of
 capital raising costs..............................................................    73,887         --          --        --
Deemed dividends related to beneficial conversion feature of Series E & F preferred
 stock..............................................................................    25,814         --          --        --
Deemed dividends related to discount on issuance of Class C common stock............    14,942         --          --        --
Accretion of redeemable preferred stock dividends...................................    (8,037)        --          --        --
Issuance of Class A common stock through the Employee Stock Purchase Plan...........       762         --          --        --
Dilution gain on equity transactions by associated companies........................     1,021         --          --        --
Exercise of stock options--Class A common stock.....................................    34,651         --          --        --
Issuance of notes receivable to exercise stock options..............................        --    (31,154)         --        --
Repurchase and retirement of Class A common stock and reduction of related notes
 receivable.........................................................................   (26,513)    25,518          --        --
Unearned stock-based compensation...................................................   106,274         --    (106,274)       --
Stock-based compensation............................................................     3,209         --      44,860        --
Recovery of unearned stock based compensation.......................................   (51,434)        --      51,434        --
Capital raising costs of subsidiaries...............................................      (250         --          --        --
Payout of fractional shares.........................................................        (1)        --          --        --
Indirect ownership of shares of the Company's Class A common stock owned by
 equity method associated companies.................................................        --         --          --    (5,592)
                                                                                      --------   --------   ---------   -------
Balance at December 31, 2000........................................................  $956,110   $ (5,636)  $ (36,641)  $(5,592
                                                                                      ========   ========   =========   =======
For the nine months ended September 30, 2001 (unaudited)
 Comprehensive income:
   Net loss.........................................................................  $     --   $     --   $      --   $    --
  Other comprehensive loss:
    Unrealized holding gain during the period.......................................        --         --          --        --
    Less: reclassification adjustment of net gains included in net income...........        --         --          --        --
    Foreign currency translation....................................................        --         --          --        --

  Total comprehensive loss..........................................................

Issuance of Class A common stock....................................................    42,983         --          --        --
Issuance of warrants in purchase accounting.........................................     1,740         --          --      (822)
Issuance of options for acquisitions................................................     2,679         --          --        --
Issuance of Class A common stock through the Employee Stock Purchase Plan...........       746         --          --        --
Conversion from Class C common stock to Class A common stock........................        --         --          --        --
Conversion to Class A common stock from Class C common stock........................        --         --          --        --
Dilution loss on equity transactions by associated companies........................       (38)        --          --        --
Repurchase and retirement of Class A common stock...................................        (3)        --          --        --
Non-cash executive compensation.....................................................        --      2,246          --        --
Repayment of notes receivable from exercise of stock options........................        --        260          --        --
Stock-based compensation............................................................       411         --       7,540        --
Recovery of unearned stock based compensation.......................................    (9,947)        --       9,947        --
Purchase of treasury stock, at cost and recovery of shares from escrow..............        --         --          --    (3,225)
                                                                                      --------   --------   ---------   -------
Balance at September 30, 2001 (unaudited)...........................................  $994,681   $ (3,130)  $ (19,154)  $(9,639)
                                                                                      ========   ========   =========   =======


                                                                                                 Accumu-
                                                                                                  lated
                                                                                                  other
                                                                                      Accumu-    compre-    Total stock-
                                                                                       lated     hensive      holders'
                                                                                      deficit    income        equity
                                                                                     ---------   --------   ------------

Balance at December 31, 1999........................................................ $  (9,407) $     --  $ 205,234...
 Comprehensive loss:
  Net loss..........................................................................  (470,319)        --      (470,319)
  Other comprehensive loss:
   Unrealized holding loss during the year..........................................        --    (20,011)      (20,011)
                                                                                                             ----------
  Total comprehensive loss..........................................................                           (490,330)
                                                                                                             ----------
Issuance of Series F preferred stock................................................        --         --        14,730
Conversion from Class B common stock to Class A common stock........................        --         --            (2)
Conversion of Class A common stock from Class B common stock........................        --         --             2
Conversion of preferred stock to Class A common stock, net of  1/6 conversion factor        --         --            --
Conversion of redeemable preferred stock to Class A common stock, net of  1/6
 conversion factor and capital raising costs........................................        --         --       223,170
Issuance of Class C common stock, net of offering costs.............................        --         --       193,463
Conversion from Class C common stock to Class A common stock........................        --         --           (17)
Conversion to Class A common stock from Class C common stock........................        --         --            17
Issuance of Class A common stock in conjunction with initial public offering, net of
 offering costs.....................................................................        --         --       109,244
Issuance of Class A common stock exclusive of initial public offering shares, net of
 capital raising costs..............................................................        --         --        73,896
Deemed dividends related to beneficial conversion feature of Series E & F preferred
 stock..............................................................................   (25,814         --            --
Deemed dividends related to discount on issuance of Class C common stock............   (14,942)        --            --
Accretion of redeemable preferred stock dividends...................................        --         --        (8,037)
Issuance of Class A common stock through the Employee Stock Purchase Plan...........        --         --           763
Dilution gain on equity transactions by associated companies........................        --         --         1,021
Exercise of stock options--Class A common stock.....................................        --         --        34.657
Issuance of notes receivable to exercise stock options..............................        --         --       (31,154)
Repurchase and retirement of Class A common stock and reduction of related notes
 receivable.........................................................................        --         --          (999)
Unearned stock-based compensation...................................................        --         --            --
Stock-based compensation............................................................        --         --        48,069
Recovery of unearned stock based compensation.......................................        --         --            --
Capital raising costs of subsidiaries...............................................        --         --          (250)
Payout of fractional shares.........................................................        --         --            (1)
Indirect ownership of shares of the Company's Class A common stock owned by
 equity method associated companies.................................................        --         --        (5,593)
                                                                                     ---------   --------    ----------
Balance at December 31, 2000........................................................ $(520,482)  $(20,011)   $  367,883
                                                                                     =========   ========    ==========
For the nine months ended September 30, 2001 (unaudited)
 Comprehensive income:
   Net loss......................................................................... $(189,939)  $     --    $ (189,939)
  Other comprehensive loss:
    Unrealized holding gain during the period.......................................        --      2,236         2,236
    Less: reclassification adjustment of net gains included in net income...........        --     (2,429)       (2,429)
    Foreign currency translation....................................................        --         54            54
                                                                                                             ----------
  Total comprehensive loss..........................................................                           (190,078)
                                                                                                             ----------
Issuance of Class A common stock....................................................        --         --        43,012
Issuance of warrants in purchase accounting.........................................        --         --           918
Issuance of options for acquisitions................................................        --         --         2,679
Issuance of Class A common stock through the Employee Stock Purchase Plan...........        --         --           746
Conversion from Class C common stock to Class A common stock........................        --         --            (7)
Conversion to Class A common stock from Class C common stock........................        --         --             7
Dilution loss on equity transactions by associated companies........................        --         --           (38)
Repurchase and retirement of Class A common stock...................................        --         --            (3)
Non-cash executive compensation.....................................................        --         --         2,246
Repayment of notes receivable from exercise of stock options........................        --         --           260
Stock-based compensation............................................................        --         --         7,951
Recovery of unearned stock based compensation.......................................        --         --            --
Purchase of treasury stock, at cost and recovery of shares from escrow..............        --         --        (3,228)
                                                                                     ---------   --------    ----------
Balance at September 30, 2001 (unaudited)........................................... $(710,421)  $(20,150)   $  232,348
                                                                                     =========   ========    ==========

         See accompanying notes to consolidated financial statements.

                                 divine, inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                         Nine months   Nine months
                                                                                                            ended         ended
                                                                                                        September 30, September 30,
                                                                                                            2001          2000
                                                                                                        ------------- -------------
                                                                                                              (in thousands)
Cash flows from operating activities:
   Net loss............................................................................................   $(189,939)    $(231,101)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization....................................................................      21,325        16,923
      Acquired technology--in-process research and development.........................................       1,196            --
      Extraordinary gain...............................................................................     (11,214)           --
      Stock-based compensation.........................................................................       7,672        43,049
      Noncash compensation expense from the forgiveness of notes receivable from the exercise of
       stock options...................................................................................       2,249            --
      Other noncash compensation expense...............................................................         654            --
      Bad debt expense.................................................................................       2,617         3,395
      Equity in losses of associated companies.........................................................      15,443        60,229
      Gain on stock transactions of associated companies...............................................        (663)       (4,824)
      Impairment charges...............................................................................      58,405        13,267
      Minority interest................................................................................      (4,269)      (12,125)
      (Gain) loss on the sale of assets................................................................        (820)           --
      Realized gain on sale or impairment of available-for-sale securities, net........................      (2,431)           --
      Realized gain on sale of associated company......................................................      (7,397)           --
   Changes in assets and liabilities, excluding effects from acquisitions:
      Restricted cash..................................................................................      (2,987)       (1,500)
      Accounts receivable..............................................................................      18,462        (9,752)
      Deferred offering costs..........................................................................          --         1,668
      Prepaid expenses.................................................................................      (1,278)       (4,938)
      Other current assets.............................................................................     (13,276)           --
      Accounts payable.................................................................................        (293)       (3,321)
      Accrued expenses and other liabilities...........................................................         622         8,705
      Deferred revenue.................................................................................       2,066           533
                                                                                                          ---------     ---------
         Net cash used in operating activities.........................................................    (103,856)     (119,792)
                                                                                                           ---------     ---------
Cash flows from investing activities:
      Additions to property and equipment..............................................................      (8,806)      (42,890)
      Acquisition and deconsolidation of ownership interests in associated companies, including cash
       acquired........................................................................................      18,510      (170,696)
      Capitalized acquisition costs....................................................................     (13,990)           --
      Sale of ownership interests in associated companies..............................................      26,247            --
      Purchase of available-for-sale securities........................................................          --        (4,181)
      Proceeds from the sale of property and equipment.................................................       1,206            --
      Change in current notes receivable...............................................................        (248)        3,919
                                                                                                          ---------     ---------
         Net cash provided by (used in) investing activities...........................................      22,919      (213,848)
                                                                                                          ---------     ---------
Cash flows from financing activities:
      Proceeds from the issuance of preferred stock, net of issuance costs.............................          --       229,864
      Proceeds from initial public offering, net of issuance costs.....................................          --       109,545
      Proceeds from private placements concurrent with initial public offering, net of issuance costs..          --       218,597
      Net repayments on notes payable to associated companies..........................................          --      (101,395)
      Issuance of shares under Employee Stock Purchase Plan............................................         747           439
      Change in current notes payable..................................................................        (280)           --
      Proceeds from the issuance of long-term debt.....................................................         522         2,643
      Repayments of long-term debt.....................................................................         (21)         (779)
      Proceeds from the exercise of stock options......................................................          --         4,261
      Repurchase and cancellation of exercised stock options...........................................          (3)         (777)
      Purchase of treasury stock.......................................................................      (2,849)           --
      Capital raising costs of subsidiaries............................................................          --          (250)
      Proceeds from repayments of notes receivable from the exercise of stock options..................         260            --
      Payment of fractional shares.....................................................................          --            (3)
                                                                                                          ---------     ---------
         Net cash provided by (used in) financing activities...........................................      (1,624)      462,145
                                                                                                          ---------     ---------
Effect of exchange rates on cash.......................................................................          54            --
Net increase (decrease) in cash and cash equivalents...................................................     (82,507)      128,505
Cash and cash equivalents at beginning of period.......................................................     252,533       162,841
                                                                                                          ---------     ---------
Cash and cash equivalents at end of period.............................................................   $ 170,026     $ 291,346
                                                                                                          =========     =========
Supplemental disclosures:
   Interest paid.......................................................................................   $     263     $   1,457
   Noncash financing and investing activities:
      Issuance of notes payable, stock, options, or warrants in conjunction with acquisitions..........     106,704        85,316
      Issuance of notes receivable from exercise of stock options......................................          --         6,180
      Issuance of shares in exchange for service credit or stocks......................................          --        40,317
      Retirement of notes receivable from exercise of stock options....................................       2,249            --

         See accompanying notes to consolidated financial statements.

                                 divine, inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  (a) Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the year ending December 31, 2001 or for any future periods. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 2, 2001.

  (b) Net Loss Per Share

   Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, ''Earnings per Share.'' Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three- and nine-month periods ended September 30, 2001 and 2000, potentially dilutive securities have not been included in the shares used to compute net loss per share.

   Had the Company reported net income for the three- and nine-month periods ended September 30, 2001, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 29,783,511 and 16,355,277 common equivalent shares, respectively, assuming the exercise of all outstanding stock options, and by 1,152,174 and 389,706 common equivalent shares, respectively, assuming the exercise of all outstanding warrants. Had the Company reported net income for the three- and nine-month periods ended September 30, 2000, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 4,357,379 and 4,824,436 common equivalent shares, respectively, assuming the exercise of stock options.

  (c) Reclassifications

   Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2) Line of Credit

   On January 29, 2001, the Company entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit, which carries a variable interest rate equal to the current LIBOR rate plus 125 basis points, is cash collateralized and is available for working capital and general corporate business needs other than permanent financing for the Company's acquisition of interests in associated companies. This line of credit expires in January 2002. As of September 30, 2001, the Company had established letters of credit for $9,027,000 against this line of credit.

                                 divine, inc.

(3) Associated Company Transactions

  (a) Acquisitions/Mergers

   In February 2001, the Company, through its wholly-owned subsidiary divine Global Services, Inc. (dGS), acquired the minority interest of Web Design Group, an associated company since February 2000, in exchange for 222,841 shares of the Company's class A common stock. In addition, the Company may be obligated to issue up to a maximum of 222,841 additional common shares should Web Design Group exceed certain revenue targets in 2001. In February 2001, Buzz msp inc., a wholly-owned subsidiary of the Company, was merged into dGS.

   In February 2001, the operations of salespring, inc.!!, an associated company since October 1999, were collapsed into the operations of the Company and salespring ceased operating as an independent business.

   In March 2001, the Company, through dGS, acquired the minority interest of Westbound Consulting, Inc. (Westbound Consulting), an associated company since February 2000, in partial satisfaction of a note payable by Westbound Consulting to the Company. Westbound Consulting was merged into dGS. Westbound Consulting Services Pvt. Ltd., which was a subsidiary of Westbound Consulting, became a subsidiary of dGS and continues to have a 16.2% minority ownership.

   On March 29, 2001, the Company acquired 100% of the capital stock of SageMaker, Inc. (SageMaker) in exchange for a total of 10,533,333 shares of its class A common stock. Of those shares, 1,333,333 shares are held in an escrow account and will be returned to the Company if SageMaker does not achieve certain cash collection thresholds in 2001. The Company also has granted stock options to purchase 2,200,000 shares of the Company's class A common stock, and has agreed to grant stock options to purchase up to a maximum of $2,000,000 of the Company's class A common stock to the continuing employees of SageMaker to the extent SageMaker exceeds certain cash collection thresholds in 2001. SageMaker offers software that integrates content for enterprise information portals.

   In two separate transactions in April 2001, the Company acquired certain assets from marchFIRST, Inc. ("marchFIRST"), including, but not limited to, its former Whittman-Hart operations, its SAP implementation practice, and its value-added reseller business. Additionally, the Company acquired accounts receivable with a face value of approximately $102.8 million. The acquired business is held by the Company's newly-formed subsidiary, divine/Whittman-Hart, Inc. ("divine/Whittman-Hart"). The Company paid to marchFIRST approximately $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST a promissory note. The note is a $57.5 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations and which is secured by the assets of divine/Whittman-Hart. This note bears interest at the Wall Street Journal prime rate of interest. In conjunction with the Company's acquisition of marchFIRST assets, divine/Whittman-Hart also assumed $12.0 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the next five years exceeds divine/Whittman-Hart's obligation under the promissory notes. The Company does not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to the Company.

   In April 2001, the Company acquired the minority interest of OpinionWare.com, Inc. (OpinionWare), an associated company since December 1999, in exchange for 1,637,948 shares of the Company's class A common stock. In addition, the Company issued, to OpinionWare's employees, 1,764,266 options to purchase the Company's class A common stock.

                                 divine, inc.

   In April 2001, the Company acquired the minority interest of LiveOnTheNet.com, Inc. (LiveOnTheNet), an associated company since December 1999, in exchange for 817,217 shares of the Company's class A common stock. In May 2001, the Company sold certain assets, subject to certain liabilities, of LiveOnTheNet, including the name ''LiveOnTheNet.com,'' to a newly-created entity, LiveOnTheNet.com, Inc., in exchange for a promissory note in the amount of $1,750,000. The Company owns a 25.0% interest in LiveOnTheNet.com.

   In May 2001, the Company acquired the minority interest of mindwrap, inc., an associated company since November 1999, in exchange for 50,000 shares of the Company's class A common stock.

   In May 2001, the Company acquired 100% of the stock of DataBites, Inc. through a merger of the Company's wholly-owned subsidiary, CoolBites, Inc., with DataBites in exchange for 1,074,423 shares of the Company's class A common stock. Additionally, the Company has granted to DataBites' continuing employees options to purchase 107,500 shares of the Company's class A common stock. DataBites provides technology that allows users to conveniently capture content from the Internet for display on any Internet-enabled device.

   In July 2001, the Company acquired the 67.0% of Emicom Group, Inc. that it did not already own in exchange for 13,800,000 shares of the Company's class A common stock. Emicom had been an associated company since April 2000. Additionally, the Company has granted to Emicom's continuing employees options to purchase 2,123,067 shares of the Company's class A common stock.

   In August 2001, the Company acquired certain assets, subject to certain liabilities, of Fracta Networks, Inc., a provider of personal content management solutions. For these assets, the Company issued warrants to purchase 1,000,000 shares of the Company's class A common stock. Additionally, the Company has granted to Fracta Networks' continuing employees options to purchase 468,080 shares of the Company's class A common stock.

   In September 2001, through its wholly owned subsidiary, divine Germany, the Company acquired certain assets and assumed certain liabilities of marchFIRST GmbH iI, a professional services organization in Germany. For these assets the company issued a note payable in the amount of 5,369,000 Euros (approximately $4,757,000). The note is due and payable on or before September 1, 2002. The Company has the option to pay the note with cash, or by issuing shares of the Company's class A common stock to the former marchFIRST GmbH stockholders.

   In September 2001, the Company acquired an additional 26.6% equity interest in Parlano Inc., an associated company since February 2000, in exchange for 3,596,007 shares of the Company's class A common stock.

   In September 2001, the Company entered into a definitive agreement to acquire Eprise Corporation, a leading provider of content management solutions, in a stock-for-stock merger transaction. Under the terms of the agreement, Eprise stockholders would receive 2.4233 shares of the Company's class A common stock for each share of Eprise common stock. The Company expects to issue approximately 54,000,000 shares of the Company's class A common stock in this merger. Consummation of the Eprise merger is subject to a number of conditions, including approval of the Eprise merger by the shareholders of Eprise and, if necessary, the stockholders of the Company.

                                 divine, inc.

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

   In June 2001, Farms.com, Ltd. (Farms), an associated company since April 2000, purchased the Company's interest in Farms for $13,000,000, which resulted in a realized gain of $7,225,000 included within other income in the consolidated statements of operations.

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

   In May 2001, United Process Group, Inc. (UPG, formerly eFiltration), an associated company since February 2000, repurchased the Company's ownership interest for nominal consideration. In a separate transaction in May 2001, the Company acquired a 24.7% interest in UPG for $500,000 plus future consulting services valued at $320,000. One of the conditions of the new stock purchase agreement is that the Company will divine, inc.

not be required to make an additional investment of $11 million, as detailed in the original purchase agreement. In September 2001, the Company acquired the 75.3% of the equity interests of UPG that it did not already own in exchange for nominal consideration and agreeing to hire certain of UPG's employees. As a condition of the September 2001 transaction, the unfulfilled portion of the consulting services owed in conjunction with the May 2001 transaction was nullified.

   In July 2001, the Company exchanged all of its outstanding preferred securities in i-Sreet for 36,222 shares of common stock of i-Street. The Company now holds an ownership interest of 10.0% in i-street.

(4) Ownership Interests in Associated Companies

   The following summarizes the Company's ownership interests in associated companies accounted for under the equity method or cost method of accounting. The ownership interests are classified according to applicable accounting methods at September 30, 2001 and December 31, 2000. Cost basis represents the Company's original acquisition cost. Associated companies that have ceased operations or were sold in 2000 are not included at December 31, 2000. Associated companies that have ceased operations or were sold in 2001 are not included at September 30, 2001.

                             September 30, 2001 December 31, 2000
                             ------------------ -----------------
                             Carrying   Cost    Carrying  Cost
                              Value     basis    value    Basis
                             --------  -------- -------- --------
                                        (in thousands)
               Equity method $10,414   $160,589 $57,000  $209,144
               Cost method..   1,579     12,628   8,939    10,189
                             -------   -------- -------  --------
                             $11,993   $173,217 $65,939  $219,333
                             =======   ======== =======  ========

   The Company recorded $5,771,000 in excess investment over its share of the underlying equity in the net assets of companies accounted for under the equity method of accounting during the nine months ended September 30, 2001. Amortization expense of $5,488,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the nine months ended September 30, 2001. The Company also recorded $30,381,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies during the nine months ended September 30, 2001.

   The Company recorded $126,856,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the nine months ended September 30, 2000, accounted for under the equity method of accounting. Amortization expense of $28,324,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the nine months ended September 30, 2000.

   The following summarized financial information for associated companies accounted for under the equity method of accounting at September 30, 2001 and December 31, 2000, and for the nine-month periods ended September 30, 2001 and 2000, has been compiled from the financial statements of the respective associated companies. The results of operations for associated companies that the Company has fully impaired are included up to the month that the Company's carrying value in those associated companies was reduced to $0. The balance sheets for those associated companies written down to $0 as of September 30, 2001 or December 31, 2000 are not included in the summarized balance sheets as of those dates.

                                 divine, inc.

                                Balance Sheets

                                                              September 30, December 31,
                                                                  2001          2000
                                                              ------------- ------------
                                                                    (in thousands)
Current assets...............................................    $72,900      $178,942
Noncurrent assets............................................     12,638        31,637
                                                                 -------      --------
       Total assets..........................................    $85,538      $210,579
                                                                 -------      --------
Current liabilities..........................................    $ 3,530      $ 24,154
Noncurrent liabilities.......................................        443         3,670
Redeemable preferred stock...................................     55,306       198,826
Stockholders' deficit........................................     26,259       (16,071)
                                                                 -------      --------
       Total liabilities, redeemable preferred stock and
         stockholders' deficit...............................    $85,538      $210,579
                                                                 =======      ========

                             Results of Operations

              Nine Months   Nine Months
                 Ended         Ended
             September 30, September 30,
                 2001          2000
             ------------- -------------
                   (in thousands)
Revenues....   $ 42,415      $ 33,158
Gross profit     10,501        19,568
Net loss....   $(27,868)     $(84,083)

   During the nine months ended September 30, 2001, the Company acquired 100% of SageMaker and DataBites, certain assets and liabilities of marchFIRST GmbH and Fracta Inc., the minority interests of Web Design Group, Westbound Consulting, OpinionWare, LiveOnTheNet, mindwrap, and Parlano, and the equity interests of Emicom that it did not previously own. The purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of approximately $2,885,000 of cash payments (including acquisition costs), 30,231,568 non-contingent shares of the Company's class A common stock, with a fair value of approximately $42,990,000, and the forgiveness of a note payable by Westbound Consulting to the Company in the amount of $525,000. Additionally, in conjunction with the SageMaker, OpinionWare, DataBites, Fracta, and Emicom transactions, the Company has granted or agreed to grant stock options and warrants to purchase 3,329,580 shares of the Company's class A common stock which are included as part of the purchase price paid by the Company for those companies. The value of these options and warrants for purchase accounting purposes was approximately $3,597,000.

   In April 2001, the Company acquired certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP software implementation practice, and its value-added reseller business. The Company paid $12,500,000 in cash and the Company's wholly-owned subsidiary, divine/Whittman-Hart, issued $57,500,000 in promissory notes in exchange for these assets.

   In April 2000, the Company acquired an additional interest in OpinionWare.com, Inc. (accounted for under the equity method of accounting since it became an associated company in December 1999) which resulted in the Company owning over 50% of OpinionWare. In August 2000, the Company acquired an additional interest in iFulfillment, Inc. (accounted for under the equity method of accounting since it became an associated company in divine, inc.

January 2000) which resulted in the Company owning over 50% of iFulfillment. In addition to these companies, nine associated companies in which the Company acquired an interest during the year ended December 31, 2000 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximated fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over two to three years. These companies are included in the Company's consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company's ownership interest to exceed 50%. The purchase prices for the nine months ended September 30, 2001 and year ended December 31, 2000 for these acquisitions were allocated as follows:

                                            Total For the
                                             Nine Months  Total For the
                                                Ended      Year Ended
                                            September 30, December 31,
                                                2001          2000
                                            ------------- -------------
                                                  (in thousands)
Identifiable net assets (liabilities)......   $ 81,831      $ 58,371
In-process research and development charges      1,196            --
Developed technology.......................     13,774        16,371
Customer lists.............................      2,139         5,433
Workforce in place.........................      4,386         1,537
Goodwill...................................     31,126        24,213
Extraordinary gain.........................    (11,214)           --
                                              --------      --------
Purchase price.............................   $123,238      $105,925
                                              ========      ========

(5) Gain on Issuance of Stock by Associated Companies

   During the nine months ended September 30, 2001, Outtask.com, Inc., one of the Company's associated companies, obtained third-party financing by issuing 731,971 shares of preferred stock for $1,055,000. As a result of this transaction, the Company recorded a dilution gain of $199,000. The Company recorded an additional $464,000 net gain resulting from other third-party financing transactions of its associated companies during the nine months ended September 30, 2001. The gains represent the increase in the book value of the Company's net equity in the subsidiary as a result of the subsidiary's stock issuances.

(6) Impairment Charges

   For the nine months ended September 30, 2001, the Company recorded impairment charges of approximately $3,024,000 for other than temporary declines in the carrying value of certain consolidated associated companies. These charges included the write-off of the Company's investment in bid4real.com, inc., which ceased all meaningful operations in June 2001. The Company also recorded impairment charges of approximately $30,381,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-off of the Company's investment in Xippix, Inc., which ceased all meaningful operations in April 2001.

   The Company recognized an impairment charge on prepaid co-location and bandwidth services of $25,000,000 for the three months ended September 30, 2001. This prepaid asset was originally recorded when the Company entered into an agreement with Level 3 Communications concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services over a four-year period. Of this amount, $25,000,000 would have been credited to us as consideration for Level 3's purchase of the Company's common shares in a private placement concurrent with the Company's IPO in July 2000. In August 2001, the Company agreed to repurchase divine, inc.

the 5,555,555 Company shares owned by Level 3 in exchange for for $5,555,555 and warrants to purchase 2,200,000 shares of the Company's class A common stock at an exercise price of $1.19 per share. Per the agreement, the Company paid to Level 3 $2,777,777 and issued to Level 3 a warrant to purchase 1,100,000 shares of class A common stock in September 2001. The remaining $2,777,778 will be paid and the remaining warrant to purchase 1,100,000 shares of Class A common stock will be issued in November 2001. A condition of the repurchase agreement was that the Company's agreement regarding the purchase of $100,000,000 of co-location and bandwidth services was terminated and the Company's prepaid credit of $25,000,000 was eliminated.

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

   Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results for the three and nine months ended September 30, 2001 are as follows:

                                              Three months ended September 30, 2001
                                           -------------------------------------------
                                              Software/         divine     divine, inc.
                                           Services/Hosting interVentures  Consolidated
                                           ---------------- -------------- ------------
                                                            (in thousands)
External revenue..........................    $  47,942        $     21     $  47,963
Intersegment revenue......................          116              --           116
                                              ---------        --------     ---------
                                                 48,058              21        48,079
       Eliminations.......................                                         --
                                                                            ---------
       Total revenues.....................                                  $  48,079
                                                                            ---------
Net income (loss) applicable to common
  stockholders............................    $ (91,941)       $  6,134     $ (85,807)
                                              =========        ========     =========

                                               Nine months ended September 30, 2001
                                           -------------------------------------------
                                              Software/         divine     divine, inc.
                                           Services/Hosting interVentures  Consolidated
                                           ---------------- -------------- ------------
                                                          (in thousands)
External revenue..........................    $ 116,508        $  2,145     $ 118,653
Intersegment revenue......................          877              --           877
                                              ---------        --------     ---------
                                                117,385           2,145       119,530
       Eliminations.......................                                       (413)
                                                                            ---------
       Total revenues.....................                                  $ 119,117
                                                                            ---------
Net loss applicable to common stockholders    $(157,891)       $(32,048)    $(189,939)
                                              =========        ========     =========

   Because of the significant changes in the Company's operating strategy, and changes in the Company's portfolio of associated companies, segment information is not included for the three and nine months ended September 30, 2000.

                                 divine, inc.

(8) Skyscraper Ventures

   In December 2000, the Company made the decision to no longer manage or fund Skyscraper Ventures, L.P. Based upon this decision, Skyscraper returned $1,285,000 of the Company's limited partnership investment, returned $18,000 of the Company's general partnership investment and cancelled the Company's remaining commitments. In March 2001, Skyscraper distributed the share interests in Novarra, Inc., the only investment made by Skyscraper. The Company directly owned 2.0% of Novarra at September 30, 2001.

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

(10) Subsequent Events

   In October 2001, the Company acquired 100% of the stock of eshare communications, Inc., a leading provider of customer interaction management
(CIM) solutions, in exchange for 68,435,596 shares of the Company's class A common stock. In addition, the Company issued options to purchase 3,453,525 shares of the Company's class A common stock to eshare employees upon conversion of existing options to purchase common shares of eshare.

   In October 2001, the Company acquired 100% of the stock of Open Market, Inc, a provider of enterprise content management and delivery application software, in exchange for 44,454,515 shares of the Company's class A common stock. In addition, the Company issued options to purchase 8,331,665 shares of the Company's class A common stock, to Open Market employees, and warrants to purchase 1,454,945 of the Company's class A common stock, in each case upon conversion of existing options and warrants to purchase Open Market common stock.

                                 divine, inc.

   In October 2001, the Company acquired certain assets of Intira Corporation, a high-end provider of outsourced information technology and network infrastructure services. For these assets, the Company paid Intira $1,000,000 in cash and provided a $6,800,000 debtor-in-possession credit facility. The Company also assumed certain operating liabilities of Intira. The assets acquired include certain fixed assets, accounts receivable, infrastructure and technology, certain of Intira's data centers including locations in Pleasanton, Calif., and St. Louis, the right to the assignment of customer contracts and the right to offer employees positions with the Company.

   In October 2001, the Company acquired 100% of the stock of Synchrony Communications, Inc., a leading customer interaction management suite provider, in exchange for promissory notes to the former stockholders of Synchrony in the aggregate principal amount of $6,875,000. The notes are due and payable on or before December 31, 2001. The Company has the option to pay the notes with cash, or by issuing a total of approximately 5,500,000 shares of class A common stock of the Company to the former Synchrony stockholders. Additionally, the Company agreed to issue warrants to purchase 2,000,000 shares of the Company's class A common stock to the former Synchrony stockholders.

   In October 2001, the Company acquired, through divine/Whitman-Hart, inc., one of its wholly-owned subsidiaries, the assets of marchFIRST, Inc.'s HostOne application hosting unit. The Company purchased these assets in exchange for providing operating funds to HostOne from April 12, 2001, the date that marchFIRST filed for bankruptcy, to October 22, 2001, the date the Company acquired the HostOne assets. In addition, the Company agreed to issue to Microsoft Corporation a total of 8,196,722 shares of its common stock in exchange for the cancellation of debt owed by marchFIRST to Microsoft.

   In November 2001, the Company acquired RoweCom, Inc., a leading global provider of sophisticated tools and client services for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other knowledge resources, in exchange for 10,158,420 shares of the Company's class A common stock. In addition, the Company has agreed to grant options to purchase the Company's class A common stock to RoweCom employees.

   In November 2001, the Company signed an agreement and plan of merger with Data Return Corporation, a provider of high-availability managed hosting services to companies whose applications are based on Microsoft technologies. The Company expects to issue approximately 71,916,000 shares of the Company's class A common stock in connection with the merger. Consummation of the merger is subject to a number of conditions, including approval of the merger by the shareholders of Data Return and, if necessary, the stockholders of the Company.

   In November 2001, the Company acquired the 62.6% of Latin American Econetworks N.V. (also known as Dolphin Interventures), an associated company since July 2000, that it did not already own in exchange for 8,000,000 shares of the Company's class A common stock. Prior to the closing of the acquisition, $7,400,000 was distributed to the former owners of Dolphin Interventures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

   We provide a combination of Web-based technology, professional services and managed applications capabilities designed to allow clients to deploy advanced enterprise Web solutions that are integrated with their business strategies and existing software and technical systems. Our enterprise Web solutions offer businesses the ability to improve collaboration, workflow and business relationships. We provide technology, software, professional services, and managed applications through four business units:

    . divine Enterprise Portal Solutions--uses business portal platform technology to provide businesses with real-time, integrated access to internal and external information to create industry-specific solutions that streamline data searching and retrieval over intranets, extranets, company databases and the Internet.

    . divine Software Applications--deploys products that focus on collaboration, workflow and relationship management. Our robust platform supports effective customer interaction, improved management of the flow of information and powerful enterprise collaboration.

    . divine Professional Services--applies expertise in technology, infrastructure, and marketing across a broad spectrum of leading technologies combined with an understanding of how to design and deploy solutions that drive business results.

    . divine Managed Applications--builds, hosts, manages, monitors and secures an enterprise's critical applications with an emphasis on customers who require assurance of high availability of applications and a single point of accountability.

   We focus on Global 5000 and high-growth middle market firms, government agencies, and educational institutions, and currently serve over 20,000 customers. We expect that our revenues in future periods will be generated principally through these core operations.

   We began as divine interVentures, inc. on June 30, 1999, engaging in business-to-business e-commerce through a community of associated companies in which we invested. From September 30, 1999 to December 30, 1999, we acquired interests in 40 associated companies, established a total of 13 associated companies when we identified opportunities consistent with our business strategy, and also further developed our operational procedures and capabilities.

   In February 2001, we announced our strategy to primarily focus on enterprise Web solutions and changed our name to divine, inc. We no longer reflect separately our interests in our associated companies that provide Web-based technology, software, professional services and managed applications. Instead, the operations of these businesses are a part of our core business strategy. Other of our associated companies offer software and services focused on e-commerce and vertical markets, which we include in our divine interVentures segment. Most of these companies are accounted for under the equity method. We may, but do not expect to, invest additional funds into these companies in future periods. As of September 30, 2001, there were 23 companies in our divine interVentures segment.

   Since July 1, 2001, we have completed, or entered into agreements in connection with, a number of acquisitions to further our business strategy.

    . In July 2001, we acquired the 67.0% of Emicom Group, Inc. that we did not already own in exchange for a total of 13.8 million shares of our common stock. Emicom had been one of our associated companies since April 2000, when we acquired a 33% interest in Emicom. Emicom is a technology holding company that provides capital and advisory services to early-stage technology companies located in Isreal. Emicom partners with privately-held, technology-related companies in the telecommunications, cellular, Internet infrastructure, and enterprise software markets.

    . In August 2001, we acquired certain assets, subject to certain liabilities, of Fracta Networks, Inc., a provider of personal content management solutions. Among the assets we acquired was Fracta Networks' software, FractaNet/TM/, an application that allows users to easily capture portions of documents, spreadsheets, or Web sites.

    . In September 2001, we acquired substantially all of the assets of marchFIRST GmbH iI that comprised its former Munich and Hamburg operations. We issued a note of approximately 5,639,000 Euros (approximately U.S. $4.8 million) for these assets. The note is payable on or before September 1, 2002 and may be settled with cash or shares of our class A common stock.

    . In September 2001, we acquired from UBS AG a 26.6% equity interest in Parlano, Inc. in exchange for 3,596,007 shares of our common stock. Parlano has been one of our associated companies since February 2000, when we acquired a 75% equity interest in Parlano. As a result of the acquisition, we now own approximately 96% of the capital stock of Parlano and intend to purchase the remaining stock in a short-form merger in the near future. Parlano, which is located in Chicago, Illinois, is a provider of global solutions for real-time business communications and collaboration in enterprise environments.

   . In September 2001, we entered into an agreement and plan of merger with Eprise Corporation. Eprise is a provider of enterprise content management and delivery application software. Under the terms of the Eprise merger agreement, we will issue a total of approximately 54,000,000 shares of our common stock in exchange for all of the outstanding Eprise common stock, and Eprise will become one of our wholly owned subsidiaries. Completion of the Eprise merger is subject to a number of conditions, including approval of that merger by Eprise's stockholders, and if necessary, our stockholders, and expiration or termination of any waiting periods under any applicable antitrust laws.

    . In October 2001, we completed our acquisition of Open Market, Inc., pursuant to an agreement and plan of merger we entered into with Open Market in August 2001. Open Market is a provider of enterprise content management and delivery application software. Under the terms of the Open Market merger agreement, we issued a total of 44,454,515 shares of our common stock in exchange for all of the outstanding Open Market common shares, and Open Market became one of our wholly-owned subsidiaries.

    . In October 2001, we completed our acquisition of eshare communications, Inc. pursuant to an agreement and plan of merger we entered into with eshare in July 2001. eshare is a provider of customer interaction management, or CIM, software products and services. Under the terms of the eshare merger agreement, we issued a total of 68,435,596 shares of our common stock in exchange for all of the outstanding eshare common shares, and eshare became one of our wholly-owned subsidiaries.

    . In October 2001, we acquired, through divine/Whitman-Hart, inc., one of our wholly-owned subsidiaries, the assets of marchFIRST, Inc.'s HostOne application hosting unit. We purchased these assets in exchange for providing operating funds to HostOne from April 12, 2001, the date that marchFIRST filed for bankruptcy, to October 22, 2001, the date we acquired the HostOne assets. In addition, we agreed to issue to Microsoft Corporation a total of 8,196,722 shares of our common stock in exchange for the cancellation of debt owed by marchFIRST to Microsoft.

    . In October 2001, we completed our purchase of substantially all of the assets of Intira Corporation, subject to certain operating liabilities. Intira provides information technology and network infrastructure for online business applications and is based in Pleasanton, California. In exchange for these assets, we paid $1 million in cash, provided Intira with a $6.8 million debtor-in-possession credit facility during its bankruptcy.

    . In October 2001, we acquired Synchrony Communications, Inc., a leading customer relationship management suite provider. In exchange for all of the outstanding stock of Synchrony, we issued promissory notes to the former stockholders of Synchrony in the aggregate principal amount of approximately $6.8 million. The notes are due and payable on or before December 31, 2001. We have the option to pay the notes with cash, or by issuing a total of approximately 5,500,000 shares of our common stock to the former Synchrony stockholders.

    . In November 2001, we completed our acquisition of RoweCom Inc. RoweCom is a leading business-to-business provider of high quality service and e-commerce solutions for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other printed sources of commercial, scientific, and general interest information and analysis. Under the terms of the RoweCom merger agreement, we issued a total of 10,158,420 shares of our class A common stock in exchange for all of the outstanding common stock of RoweCom, and RoweCom became one of our wholly-owned subsidiaries.

    . In November 2001, we signed an agreement and plan of merger with Data Return Corporation. Data Return specializes in providing high-availability managed hosting services to companies whose applications are based on Microsoft technologies. Under the terms of the Data Return merger agreement, we expect to issue a total of approximately 71,916,000 shares of our common stock in exchange for all of the outstanding Data Return common stock, and Data Return will become one of our wholly owned subsidiaries. Completion of the Data Return merger is subject to a number of conditions, including approval of that merger by Data Return's stockholders, and if necessary, our stockholders, and expiration or termination of any waiting periods under any applicable antitrust laws.

    . In November 2001, we acquired the 62.6% of Latin American Econetworks N.V. (also known as Dolphin Interventures), an associated company since July 2000, that we did not already own in exchange for 8,000,000 shares of our common stock. Latin American Econetworks focuses on making venture capital investments in the technology sector in Latin America.

   We anticipate that the integration of these companies into our products and services offering will help us to deliver a combination of software, technology-based solutions, professional services, and hosting/managed applications that allow businesses to increase efficiency, generate revenue, advance their brand, and build customer loyalty.

   Our revenues for 2001 consisted primarily of revenues generated by our software, services and hosting segment.

   Our revenues are generated primarily from professional fees generated from project-based client engagements which are billed on both a time and materials and a fixed-bid or fee-capped basis. Revenues from arrangements billed on a time and materials basis are recognized as services are provided. Revenues from fixed-bid arrangements are recognized using the percentage of completion method. Fixed-bid arrangements subject us to the risk of cost overruns. Our most significant cost is cost of services which consists principally of direct costs of providing services, including salaries and benefits and rent and facilities services. With respect to our engagements that are billed on a time and materials basis, increases in the cost of services may be passed along to our clients and if so, would not have a significant impact on our financial results. For engagements where increases in costs are not passed along to our clients, and for those that are billed on a fixed-bid basis, increases in the cost of services provided would have a negative impact on our billing margin and financial results. Billable rates vary by service provided and geographic region. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines.

   We manage our personnel utilization by monitoring project requirements and timetables. The number of resources assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods in which our billable employees are not fully utilized.

   Our overall performance and quarterly operating results may fluctuate and will be affected by the revenues generated from divine's offerings, and RoweCom's need for additional capital. We expect RoweCom's, eshare's and Open Market's revenues to comprise a significant portion of the revenues generated by our software, services and hosting segment for the near future.

   We expect to spend a portion of our available cash and to issue shares of our class A common stock in future periods to acquire other companies and to acquire additional interests in certain of our associated companies that offer products or services that complement and enhance our Web solutions. Because we have only recently begun operating under our new business strategy to deliver integrated enterprise Web solutions, we may experience significant volatility in our quarterly results. We do not know if we will report net income in any period, and we may report fluctuating net losses for the foreseeable future.

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

   Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statements of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statements of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company.

   Associated companies in which we own 50% or less of the outstanding voting power, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage, and voting rights associated with our holdings in the associated company. With respect to our current associated companies, if we own at least 20%, but not more than 50%, of the outstanding voting power of an associated company, we account for our interests under the equity method. Under the equity method of accounting, an associated company's results of operations are not reflected within our consolidated operating results. However, our share of the earnings or losses of that associated company is identified as "equity in losses of associated companies" in our consolidated statements of operations.

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

   Associated companies included in our divine interVentures segment at September 30, 2001 are listed in the table below. Our equity ownership percentages have been calculated based on the issued and outstanding common stock of each associated company, assuming the issuance of common stock upon the conversion of preferred stock, but excluding the effect of unexercised options or warrants. The table below excludes the associated companies that comprise our software, services, and hosting segment. Those companies are an integral part of our core business strategy, and are not reported as separate businesses.

                                                       Associated   Our Equity   Method of
                 Associated Company                   Company Since Ownership    Accounting
                 ------------------                   ------------- ----------  ------------
Emicom Group, Inc....................................     4/3/00      100.0%    Consolidated
i-Fulfillment, Inc...................................    1/28/00       59.1%    Consolidated
Mindwrap, Inc........................................   11/19/99        100%    Consolidated
Panthera Productions, LLC............................    3/30/00       62.9%    Consolidated
United Process Group, Inc. (formerly eFiltration.com,
  Inc.)..............................................    2/11/00      100.0%    Consolidated
ViaChange.com, Inc...................................    1/31/00       70.3%    Consolidated
Bluevector, LLC......................................     4/2/01       47.0%          Equity
Dolphin InterVentures (formerly Latin American
  Econetworks N.V.)..................................    7/26/00       37.4%(1)       Equity
eReliable Commerce, Inc..............................    3/15/00       49.9%          Equity
iGive.com, Inc.......................................    2/11/00       32.1%          Equity
Launchworks inc......................................    2/25/00       40.4%(2)       Equity
LiveOnTheNet.com, Inc................................     5/1/01       25.0%          Equity
Mercantec, Inc.......................................    2/11/00       38.3%(3)       Equity
Outtask.com Inc......................................   12/10/99       28.8%          Equity
Perceptual Robotics, Inc.............................    2/14/00       33.3%          Equity
TV House, Inc........................................     3/8/00       42.0%          Equity
Commerx, Inc.........................................   11/19/99        0.9%            Cost
comScore, Inc........................................   10/29/99        0.6%            Cost
FuelQuest, Inc.......................................   10/06/00        0.8%            Cost
i-Street, Inc........................................   11/23/99       10.0%            Cost
NTE, Inc.............................................   10/29/99        5.3%            Cost
Novarra, Inc.........................................    3/15/01        2.0%            Cost
Neoforma.com, Inc....................................   10/14/99        0.6%        SFAS 115

--------
(1)In November 2001, we acquired the remaining 62.6% of the outstanding stock of Dolphin Interventures.
(2)We also hold warrants to purchase shares of common stock of Launchworks. Giving effect to the exercise of these warrants, we would hold 49.4% of both the equity and voting power of Launchworks.
(3)We also hold warrants to purchase shares of common stock of Mercantec. Giving effect to the exercise of these warrants, we would hold 41.4% of both the equity and voting power of Mercantec.

Deconsolidation

   In January 2001, we restructured our ownership interest in i-Street, Inc. (i-Street), such that our voting ownership in i-Street was reduced from 63.8% to 25.1%. Beginning in January 2001, we accounted for our interest in i-Street under the equity method.

Results of Operations

  Three Months Ended September 30, 2001 vs. Three Months Ended September 30,
2000

  General

   Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated Web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Our operations for the three months ended September 30, 2001 were considerably different than our operations for the three months ended September 30, 2000. This is because, beginning in 2001, we changed our business strategy from being an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies to becoming a provider of Web-based technology, professional services, and managed applications. Our operations during this period were significantly affected by our recent acquisitions, most notably the acquisition of assets from marchFIRST, Inc., which have provided us with a larger customer base and an increased revenue stream. During the three months ended September 30, 2000, our operations resulted primarily from our consolidated associated companies in the business-to-business e-commerce sector, many of which were in the early stages of development and generated significant losses with comparably low revenue. Most of these consolidated associated companies have discontinued operations, have been sold, or are now included as part of our core business strategy. Additionally, we held investment interests in 10 associated companies accounted for under the equity method of accounting as of September 30, 2001, as compared to 21 associated companies accounted for under the equity method as of September 30, 2000. This decrease in equity-method associated companies has led to decreases in our equity in losses of associated companies.

  Revenues

   We generated revenues totaling $48,079,000 for the three months ended September 30, 2001, which is an increase of $34,386,000 over revenues of $13,693,000 for the three months ended September 30, 2000. The total revenues for the three months ended September 30, 2001 included approximately $3,787,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $2,639,000 from software sales contracts and $1,148,000 from sales of computer hardware. The total revenues also included approximately $44,292,000 from the sale of services, generated almost exclusively from the operations of divine/Whittman-Hart.

   Revenues for the three months ended September 30, 2000 included approximately $2,008,000 from the sale of products, including $665,000 related to on-line sales of retail goods, $1,243,000 related to software sales contracts and $100,000 related to sales of computer hardware and software. The total revenues also included approximately $11,685,000 from the sale of services, including $2,291,000 from marketing and public relations services, $2,448,000 from Web design services, $1,007,000 from Web-based advertising, $1,252,000 from hosting services and $732,000 from inventory management services.

  Cost of Revenues

   For the three months ended September 30, 2001, our cost of revenues were approximately $43,251,000, exclusive of $203,000 of amortization of stock-based compensation. This is an increase of $30,906,000 over the $12,345,000 (exclusive of $365,000 of amortization of stock-based compensation) cost of revenues we incurred for the three months ended September 30, 2000. Cost of revenues for the three months ended September 30, 2001 included approximately $41,462,000 of direct costs of providing services, which consisted principally of $39,895,000 of salaries and benefits, $383,000 of rent and facilities services, and $45,000 of depreciation and amortization. Cost of revenues for 2001 also included approximately $1,789,000 of direct costs of providing products. Cost of revenues for the three months ended September 30, 2000 included approximately $10,892,000 of direct costs of providing services, consisting primarily of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Costs of revenues also included approximately $1,453,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

   For the three months ended September 30, 2001, we incurred selling, general, and administrative expenses of approximately $58,060,000, exclusive of $1,841,000 of amortization of stock-based compensation. This represents an increase of $1,888,000 over the $56,172,000 (exclusive of $25,683,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the three months ended September 30,

2000. These expenses for the three months ended September 30, 2001 consisted primarily of approximately $27,884,000 of employee benefits and related compensation, approximately $5,499,000 of facility costs, consisting primarily of rent expense, approximately $1,819,000 of fees for professional services, including legal, consulting, and accounting, approximately $4,916,000 of travel costs, and approximately $2,879,000 of depreciation expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $3,998,000.

   Selling, general, and administrative expenses for the three months ended September 30, 2000 included approximately $25,325,000 of employee benefits and related compensation, approximately $1,189,000 of marketing costs, approximately $2,788,000 of travel and business development costs, approximately $3,911,000 of fees for professional services, including legal, consulting, and accounting, and approximately $5,123,000 of facility costs, consisting primarily of rent expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $6,157,000.

  Research and Development Expenses

   For the three months ended September 30, 2001, we incurred research and development expenses of approximately $7,530,000, exclusive of $75,000 of amortization of stock-based compensation. This represents an increase of $3,530,000 over the $4,000,000 (exclusive of $137,000 of amortization of stock-based compensation) of research and development expenses for the three months ended September 30, 2000. Research and development expenses for the three months ended September 30, 2001 consisted primarily of approximately $6,023,000 of employee benefits and related compensation. Research and development expenses for the three months ended September 30, 2000 consisted primarily of approximately $1,686,000 of employee benefits and related compensation, approximately $232,000 of marketing expenses, and approximately $1,734,000 of professional fees.

  Acquired Technology--In-process Research and Development

   For the three months ended September 30, 2001, we recorded in-process research and development charges of approximately $1,196,000 in conjunction with certain of our acquisitions. No such charges were recorded during the three months ended September 30, 2000.

  Impairment of Investment in Consolidated Associated Companies

   For the three months ended September 30, 2000, we recorded impairment charges of approximately $7,139,000 for other than temporary declines in the carrying value of certain consolidated associated companies. No such charges were incurred for the three months ended September 30, 2001.

  Impairment of Prepaid Co-Location and Bandwidth Services

   For the three months ended September 30, 2001, we recorded an impairment charge on prepaid co-location and bandwidth services of $25,000,000. This prepaid asset was originally recorded when we entered into an agreement with Level 3 Communications concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services over a four-year period. Of this amount, $25,000,000 would have been credited to us as consideration for Level 3's purchase of our common shares in a private placement concurrent with our IPO in July 2000. In August 2001, we agreed to repurchase the 5,555,555 shares of our common stock owned by Level 3 for $5,555,555 and warrants to purchase 2,200,000 shares of our class A common stock at an exercise price of $1.19 per share. We also agreed to cancel our agreement relating to the purchase of $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000. There was no impairment charge recorded for the three months ended September 30, 2000.

  Amortization of Stock-Based Compensation

   For the three months ended September 30, 2001, we incurred a non-cash expense of approximately $2,119,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. For the three months ended September 30, 2001, we did not recover any previously recognized compensation expense related to non-vested options of terminated employees.

   As of September 30, 2001, 1,802,091 of our outstanding class A common shares were issued and outstanding under our 1999 Stock Incentive Plan and we had outstanding options to purchase 41,243,583 shares of class A common stock under that plan, with exercise prices ranging from $0.09 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock as of September 30, 2001 was approximately $19,154,000.

   For the three months ended September 30, 2000, we incurred a non-cash expense of approximately $7,647,000 related to the issuance of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended September 30, 2000, we recovered $4,859,000 of previously recognized compensation expense related to terminated employees.

   Effective August 31, 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our 1999 Stock Incentive Plan prior to our IPO to $9.00, being the IPO price of our class A common stock, if the exercise price of such options or the purchase price of such restricted shares was greater than the IPO price, and if the holder agreed to the change. We also repurchased as of August 31, 2000, 2,633,166 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, at the respective exercise price, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price or purchase price, as adjusted, was refunded to these holders. As a result of the downward repricing of restricted shares and options, we recorded a one-time stock-based compensation charge of $3,209,000. Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense during the remaining vesting period for any amount by which the fair value of our class A common stock exceeds $9.00 per share.

   For the three months ended September 30, 2000, we incurred an additional non-cash expense of approximately $1,858,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, we accelerated our recognition of the remaining $18,330,000 of stock-based compensation related to these shares.

  Interest Income and Expense

   Interest income for the three months ended September 30, 2001 was approximately $1,725,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $3,126,000 from the $4,851,000 of interest income earned during the three months ended September 30, 2000, which was also earned from the investment of our available cash balances. Interest expense for the three months ended September 30, 2001 was approximately $853,000 and was incurred primarily from our long-term debt. This is an increase of $200,000 from the $653,000 of interest expense incurred during the three months ended September 30, 2000, which was incurred primarily from notes payable to associated companies.

  Other Expense

   Other expense for the three months ended September 30, 2001 was approximately $3,306,000. This represents an increase of $3,165,000 over the $141,000 of other expense earned during the three months ended September 30, 2000. Other expense for the three months ended September 30, 2001 was mainly attributable to an other than temporary decline in the value of our available-for-sale investment in 360networks.

  Income Taxes

   We recorded no income tax provision or benefit for the three months ended September 30, 2001 or the three months ended September 30, 2000. Because we have no history of taxable income through September 30, 2001, the tax benefit associated with our net losses has been fully reserved. As of September 30, 2001, we had total net operating loss carryforwards of approximately $245,367,000, of which approximately $181,381,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $7,000,000 of the net operating losses is attributable to foreign subsidiaries. Approximately $56,986,000 of the total net operating loss carryforwards is attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be substantially limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire through 2021.

   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of September 30, 2001.

  Minority Interest

   Minority interest of approximately $394,000 and $6,192,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the three months ended September 30, 2001 and the three months ended September 30, 2000, respectively.

  Gain (Loss) on Stock Transactions of Associated Companies

   Loss on stock transactions of associated companies of approximately $141,000 for the three months ended September 30, 2001 relates to the net decrease in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices different than the value at which we have carried these investments and other stock transactions of these associated companies. We expect to record future gains and/or losses as more of our associated companies engage in stock transactions. Gain on stock transactions of associated companies totaled approximately $2,061,000 for the three months ended September 30, 2000. The gain was attributed to issuances of stock by Launchworks inc., which accounted for approximately $1,916,000; closerlook, inc., which accounted for approximately $207,000; and Farms.com, which accounted for a dilution loss of approximately $82,000.

  Equity in Losses of Associated Companies

   Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $2,203,000 in net losses for the three months ended September 30, 2001 and $14,280,000 in net losses for the three months ended September 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $797,000 for the three months ended September 30, 2001 and $11,287,000 for the three months ended September 30, 2000.

  Impairment of Investment in Equity and Cost Method Associated Companies

   For the three months ended September 30, 2001, we recorded impairment charges of approximately $2,763,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. Impairment charges for the three months ended September 30, 2000 totaled approximately $6,128,000.

  Extraordinary Gain

   For the three months ended September 30, 2001, we recorded an extraordinary gain of approximately $11,214,000 related to our acquisition of the 67% of Emicom Group, Inc. that we did not already own. No extraordinary gain was recorded for the three months ended September 30, 2000.

  Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

  General

   Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated Web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Our operations for the nine months ended September 30, 2001 were considerably different than our operations for the nine months ended September 30, 2000. This is because, beginning in 2001, we changed our business strategy from being an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies to becoming a provider of Web-based technology, professional services, and managed applications. Our operations during this period were significantly affected by our recent acquisitions, most notably the acquisition of assets from marchFIRST, Inc., which have provided us with a larger customer base and an increased revenue stream. During the nine months ended September 30, 2000, our operations resulted primarily from our consolidated associated companies in the business-to-business e-commerce sector, many of which were in the early stages of development and generated significant losses with comparably low revenue. Most of these consolidated associated companies have discontinued operations, have been sold, or are now included as part of our core business strategy. Additionally, we held investment interests in 10 associated companies accounted for under the equity method of accounting as of September 30, 2001, as compared to 21 associated companies accounted for under the equity method as of September 30, 2000. This decrease in equity-method associated companies has led to decreases in our equity in losses of associated companies.

  Revenues

   We generated revenues totaling $119,118,000 for the nine months ended September 30, 2001, which is an increase of $88,118,000 over revenues of $31,000,000 for the nine months ended September 30, 2000. The total revenues for the nine months ended September 30, 2001 included approximately $8,703,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $6,264,000 from software sales contracts and $2,439,000 from sales of computer hardware. The total revenues also included approximately $110,415,000 from the sale of services, generated almost exclusively from the operations of divine/Whittman-Hart.

   Revenues for the nine months ended September 30, 2000 included approximately $4,338,000 from the sale of products, including $1,938,000 related to on-line sales of retail goods, $1,922,000 related to software sales contracts and $374,000 related to sales of computer hardware and software. The total revenues also included approximately $6,227,000 from Web design services, $5,840,000 from marketing and public relations services, $3,619,000 from Web-based advertising, and $2,177,000 from hosting services.

  Cost of Revenues

   For the nine months ended September 30, 2001, our cost of revenues were approximately $96,826,000, exclusive of $541,000 of amortization of stock-based compensation. This is an increase of $69,754,000 over the $27,072,000 (exclusive of $1,009,000 of amortization of stock-based compensation) cost of revenues we incurred for the nine months ended September 30, 2000. Cost of revenues for the nine months ended September 30, 2001 included approximately $92,042,000 of direct costs of providing services, which consisted principally of $86,352,000 of salaries and benefits, $2,207,000 of rent and facilities services, and $681,000 of depreciation and amortization. Cost of revenues for 2001 also included approximately $4,784,000 of direct costs of providing products. Cost of revenues for the nine months ended September 30, 2000 included approximately $24,157,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues also included approximately $2,915,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

   For the nine months ended September 30, 2001, we incurred selling, general, and administrative expenses of approximately $147,710,000, exclusive of $6,857,000 of amortization of stock-based compensation. This represents an increase of $9,337,000 over the $138,373,000 (exclusive of $41,699,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the nine months ended September 30, 2000.

   These expenses for the nine months ended September 30, 2001 consisted primarily of approximately $70,263,000 of employee benefits and related compensation, approximately $13,634,000 of facility costs, consisting primarily of rent expense, approximately $7,240,000 of fees for professional services, including legal, consulting, and accounting, approximately $11,714,000 of travel costs, and approximately $7,757,000 of depreciation expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $12,730,000.

   Selling, general, and administrative expenses for the nine months ended September 30, 2000 included approximately $57,799,000 of employee benefits and related compensation, approximately $12,797,000 of marketing costs, approximately $9,613,000 of travel and business development costs, approximately $7,488,000 of fees for professional services, including legal, consulting, and accounting, and approximately $8,887,000 of facility costs, consisting primarily of rent expense. Selling, general, and administrative expenses also included amortization of identifiable intangible assets and goodwill in connection with our acquisitions of consolidated associated companies, which totaled approximately $14,423,000.

  Research and Development Expenses

   For the nine months ended September 30, 2001, we incurred research and development expenses of approximately $13,520,000, exclusive of $274,000 of amortization of stock-based compensation. This represents an increase of $4,876,000 over the $8,644,000 (exclusive of $340,000 of amortization of stock-based compensation) of research and development expenses for the nine months ended September 30, 2000. Research and development expenses for the nine months ended September 30, 2001 consisted primarily of approximately $11,209,000 of employee benefits and related compensation. Research and development expenses for the nine months ended September 30, 2000 consisted primarily of approximately $3,684,000 of employee benefits and related compensation, approximately $1,751,000 of marketing expenses, and approximately $2,211,000 of professional fees.

  Acquired Technology--In-process Research and Development

   For the nine months ended September 30, 2001, we recorded in-process research and development charges of approximately $1,196,000 in conjunction with certain of our acquisitions. No such charges were recorded during the nine months ended September 30, 2000.

  Impairment of Prepaid Co-location and Bandwidth Services and Investment in Consolidated Associated Companies

   For the nine months ended September 30, 2001, we recorded impairment charges of approximately $3,024,000 for other than temporary declines in the carrying values of certain consolidated associated companies. In addition, we recorded an impairment charge on prepaid co-location and bandwidth services of $25,000,000 for the three months ended September 30, 2001. This prepaid asset was originally recorded when we entered into an agreement with Level 3 Communications for the purchase of a minimum of $100,000,000 of co-location and bandwidth services over a four-year period. Of this amount, $25,000,000 would have been credited to us as consideration for Level 3's purchase of our common shares in a private placement concurrent with our IPO in July 2000. In August 2001 we agreed to repurchase the 5,555,555 shares of our Class A common stock owned by Level 3 in exchange for $5,555,555 and warrants to purchase 2,200,000 shares of our class A common stock at an exercise price of $1.19 per share. We also agreed to cancel our agreement relating to the purchase of $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000. For the nine months ended September 30, 2000, we recorded impairment charges of approximately $7,139,000 for other than temporary declines in the carrying value of certain consolidated associated companies.

  Amortization of Stock-Based Compensation

   For the nine months ended September 30, 2001, we incurred a non-cash expense of approximately $8,142,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. We also incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the nine months ended September 30, 2001, we recovered $602,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 85,851 shares of restricted class A common stock that were previously exercised by terminated employees.

   As of September 30, 2001, 1,802,091 of our outstanding class A common shares were issued and outstanding under our 1999 Stock Incentive Plan, and we had outstanding options to purchase 41,243,583 shares of class A common stock under that plan, with exercise prices ranging from $0.09 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at September 30, 2001 was approximately $19,154,000.

   For the nine months ended September 30, 2000, we incurred a non-cash expense of approximately $26,594,000 related to the issuance of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the nine months ended September 30, 2000, we recovered $6,146,000 of previously recognized compensation expense related to terminated employees.

   Effective August 31, 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our 1999 Stock Incentive Plan prior to our IPO to $9.00, being the IPO price of our class A common stock, if the exercise price of such options or the purchase price of such restricted shares was greater than the IPO price, and if the holder agreed to the change. We also repurchased as of August 31, 2000, 2,633,166 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, at the respective exercise price, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price or purchase price, as adjusted, was refunded to these holders. As a result of the downward repricing of restricted shares and options, we recorded a one-time stock-based compensation charge of $3,209,000. Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense for any amount by which the fair value of our class A common stock exceeds $9.00 per share during the remaining vesting period.

   From January 1, 2000 through September 21, 2000, we incurred an additional non-cash expense of approximately $5,896,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, we accelerated our recognition of the remaining $18,330,000 of stock-based compensation related to these shares.

  Interest Income and Expense

   Interest income for the nine months ended September 30, 2001 was approximately $7,638,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $3,439,000 from the $11,077,000 of interest income earned during the nine months ended September 30, 2000, which was also earned from the investment of our available cash balances. Interest expense for the nine months ended September 30, 2001 was approximately $2,189,000 and was incurred primarily from our long-term debt. This is an increase of $214,000 from the $1,975,000 of interest expense incurred during the nine months ended September 30, 2000, which was incurred primarily from notes payable to equity method associated companies.

  Other Income (Expense), net

   Other income for the nine months ended September 30, 2001 was approximately $10,120,000. This represents an increase of $10,245,000 over the $125,000 of other expense earned during the nine months ended September 30, 2000. Other income for the nine months ended September 30, 2001 was earned primarily from the sale of our investments in Farms.com, Ltd. and Sequoia Software Corporation, which resulted in realized gains of approximately $7,225,000 and $6,611,000, respectively, offset by an other than temporary decline of approximately $4,181,000 in our available-for-sale investment in 360networks.

  Income Taxes

   We recorded no income tax provision or benefit for the nine months ended September 30, 2001 or the nine months ended September 30, 2000. Because we have no history of taxable income through September 30, 2001, the tax benefit associated with our net losses has been fully reserved. As of September 30, 2001, we had total net operating loss carryforwards of approximately $245,367,000 of which approximately $181,381,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $7,000,000 of the net operating losses is attributable to foreign subsidiaries. Approximately $56,986,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be substantially limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire through 2021.

   In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of September 30, 2001.

  Minority Interest

   Minority interest of approximately $4,269,000 and $14,732,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the nine months ended September 30, 2001 and the nine months ended September 30, 2000, respectively.

  Gain (Loss) on Stock Transactions of Associated Companies

   Gain on stock transactions of associated companies of approximately $663,000 for the nine months ended September 30, 2001 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices different than the value at which we have carried these investments and other stock transactions of these associated companies. We expect to record future gains and/or losses as more of our associated companies engage in stock transactions. Gain on stock transactions of associated companies totaled approximately $4,824,000 for the nine months ended September 30, 2000. The gain was attributed to issuances of stock by Launchworks, which accounted for approximately $4,191,000, closerlook, which accounted for approximately $847,000, and Farms.com which accounted for a loss of approximately $82,000.

  Equity in Losses of Associated Companies

   Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled approximately $9,955,000 in net losses for the nine months ended September 30, 2001 and $31,905,000 in net losses for the nine months ended September 30, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled approximately $5,488,000 for the nine months ended September 30, 2001 and $28,324,000 for the nine months ended September 30, 2000.

  Impairment of Investment in Equity and Cost Method Associated Companies

   For the nine months ended September 30, 2001, we recorded impairment charges of approximately $30,381,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-off of our investment in Xippix, which ceased all meaningful operations in April 2001.

   We recorded impairment charges of approximately $6,128,000 during the nine months ended September 30, 2000.

  Extraordinary Gain

   For the nine months ended September 30, 2001, we recorded an extraordinary gain of approximately $11,214,000 related to our acquisition of the 67% of Emicom Group, Inc. that we did not already own. No extraordinary gain was recorded for the nine months ended September 30, 2000.

Summary of Currently Expected Fixed Charges

   The following table summarizes the fixed charges as of September 30, 2001 that we currently expect to incur throughout the remainder of 2001 and over the next three years for amortization of (1) identifiable intangible assets and goodwill, (2) our net excess investment over our equity in the net assets of associated companies, and (3) unearned stock-based compensation:

                                                                   Year
                                               --------------------------------------------
               Amortization of:                   2001        2002        2003       2004
               ----------------                ----------- ----------- ----------- --------
Identifiable Intangible Assets and Goodwill(1) $ 7,551,000 $10,389,000 $ 2,549,000 $     --
Our Net Excess Investment.....................     427,000   2,211,000     805,000   67,000
Unearned Stock-Based Compensation(2)..........   2,114,000   8,454,000   8,186,000  400,000
                                               ----------- ----------- ----------- --------
Total......................................... $10,092,000 $21,054,000 $11,540,000 $467,000
                                               =========== =========== =========== ========

--------
(1)In accordance with SFAS 142, Goodwill and Other Intangible Assets, no amortization of goodwill is included after 2001. Additionally, we have recorded approximately $16,698,000 of intangible assets associated with our acquisition of marchFIRST assets in April 2001 that have not yet been allocated between goodwill and other identifiable intangible assets. These assets are considered to be goodwill for purposes of the summary of currently expected fixed charges. Fixed charges in the years 2002 through 2004 will increase to the extent that these assets are allocated to other identifiable intangible assets.
(2)These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees that are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

   As of September 30, 2001, we had cash and cash equivalents of approximately $170,026,000, including cash and cash equivalents of $3,568,000 held by consolidated associated companies in our divine interVentures portfolio. Our cash and cash equivalents as of September 30, 2001 represented a decrease of approximately $82,507,000 from approximately $252,533,000 as of December 31, 2000. The net decrease in cash and cash equivalents was due primarily to net cash used in operating activities of $103,856,000, cash provided by the sale of ownership interests in associated companies of $26,247,000, net cash provided in the acquisition and deconsolidation of ownership interests in associated companies of $18,510,000, cash used for capitalized acquisition costs of $13,990,000, and cash used to acquire property and equipment of $8,806,000.

   In January 2001, we entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. As of September 30, 2001, we had established letters of credit of $9,027,000 against this line of credit for the purpose of securing real estate leases. In addition, our obligations under our office lease in Lisle, Illinois are secured by a letter of credit for $443,000 issued by Bank of America.

   We continually examine all of the associated companies in our divine interVentures portfolio to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company's development of its business plans and objectives and progress toward achievement of its performance goals. For the nine months ended September 30, 2001, we have recognized $33,405,000 of impairment charges related to our associated companies. In conjunction with our new strategic direction, we will continue to evaluate the remaining associated companies in our portfolio to determine whether we will make any future contributions to their capital. We do not expect to make additional investments in the associated companies in our divine interVentures portfolio.

   In December 2000, we made the decision to no longer manage or fund Skyscraper Ventures, L.P. Based upon this decision, Skyscraper returned $1,285,000 of our limited partnership investment, returned $18,000 of our general partnership investment and cancelled our remaining commitments. In March 2001, Skyscraper distributed the share interests in Novarra. Inc., the only investment made by Skyscraper. We directly owned 2.0% of Novarra at September 30, 2001.

   In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our initial public offering in July 2000: (1) we agreed under our Alliance Agreement with Microsoft to purchase approximately $9,600,000 of software products, $4,700,000 of consulting services and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area; (2) we entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would have been credited to us as consideration for Level 3's purchase of shares from us; and (3) we have agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years. In August 2001, we agreed to repurchase the 5,555,555 shares of our common stock owned by Level 3 for $5,555,555 and warrants to purchase 2,200,000 shares of our common stock. In August 2001, we paid to Level 3 $2,777,777 and issued to Level 3 warrants to purchase 1,100,000 shares of our common stock. We have agreed to pay the remaining $2,777,778 and issue the remaining 1,100,000 warrants in November 2001. Additionally, we agreed with Level 3 to cancel our commitment to purchase $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000. In connection with our acquisition of HostOne in October 2001, we agreed with Microsoft that we will amend our Alliance Agreement to eliminate our purchase and other requirements outlined above and to provide that we will adopt a Microsoft platform for our services and technology, that we will identify other opportunities to promote Microsoft products and develop products and services that are coordinated with Microsoft products, and that Microsoft will promote our products and services in connection with its ".NET" strategy.

   In May 2001, we received $13,174,000 for our 2,335,000 shares of Sequoia Software Corporation as part of the acquisition of Sequoia by Citrix Systems, Inc.

   At September 30, 2001, we had approximately $1,112,000 in available-for-sale securities. This amount includes shares of Neoforma.com and CMGI.

   In two separate transactions in April 2001, we acquired certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP software implementation practice, and its value-added reseller business. Additionally, we acquired accounts receivable with a face value of approximately $102.8 million. The acquired business is held by our newly-formed subsidiary, divine/Whittman-Hart, Inc. We paid to marchFIRST approximately $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST a promissory note. The note is a $57.5 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations and which is secured by the assets of divine/Whittman-Hart. This note bears interest at the Wall Street Journal prime rate of interest. In conjunction with our acquisition of marchFIRST assets, we also assumed $12.0 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the next five years exceeds divine/Whittman-Hart's obligation under the promissory notes. We do not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to workforce in place may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have adopted the provisions of Statements 141 and 142 effective July 1, 2001.

   In August 2001, the FASB issued Statement No. 144, Accounting for Impairment of Long-Lived Assets. The new standard supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board

Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of Statement 144 are effective for financial Statements beginning after December 15, 2001. We are currently evaluating the impact that Statement 144 will have on our results of operations and financial condition.

Special Note on Forward-Looking Statements

   This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as ''may,'' ''will,'' ''expect,'' ''anticipate,'' ''believe,'' ''intend,'' ''plan,'' ''estimate,'' and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include:

   . our ability to execute our integrated Web-based technology, professional services, and managed applications strategy;

    . our ability to successfully implement our acquisition strategy, including our ability to integrate the operations, personnel, products, and technologies of, and address the risks associated with, acquired companies;

    .  our ability to develop enterprise Web software and services;

    . the uncertainty of customer demand for enterprise Web software and services;

    . our ability to expand our customer base and achieve and maintain profitability;

    .  our ability to retain key personnel;

    .  our ability to predict revenues from project-based engagements;

    . our ability to keep pace with technological developments and industry requirements;

    .  our ability to efficiently manage our growing operations;

    . changes in the market for Internet services and the economy in general, including as a result of any additional terrorist attacks or responses to terrorist attacks;

    . increasing competition from other providers of software solutions, professional services and managed applications;

    . the extent to which customers want to purchase software applications under hosted subscription based models;

    . our ability to address the risks associated with international operations; and

    .  our ability to maintain our Nasdaq listing.

   Other matters, including unanticipated events and conditions, also may cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   Equity Price Risk--At September 30, 2001, we had approximately $1,112,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have experienced significant volatility, specifically in the past eighteen months. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 0.3% of our total assets at September 30, 2001.

   Interest Rate Risk--At September 30, 2001, we had approximately $170,026,000 in cash and cash equivalents. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts, short-term treasury bills, and commercial paper. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value as well because of their short-term nature. Nearly all of our long-term debt relates to a balloon note issued in conjunction with our acquisition of assets from marchFIRST. This note bears interest at the Wall Street Journal prime rate of interest.

   Foreign Currency Exchange Risk--Our financial market risk includes risks associated with our ownership interests in three associated companies in our divine interVentures portfolio who transact business in foreign currencies, as well as increased foreign activity in our core operations, due mainly to our acquisition of foreign offices from marchFIRST and SageMaker. Through September 30, 2001, we have recorded a $54,000 foreign currency translation adjustment in other comprehensive income as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency.

   Impairment Risk--At September 30, 2001, we held ownership interests in 22 associated companies in our divine interVentures segment that were not publicly traded. We assess the net realizable value of these associated companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our capital investment. For the nine months ended September 30, 2001, we incurred approximately $33,405,000 in impairment charges related to our investment in equity method associated companies and the goodwill and/or specific assets associated with our investment in consolidated associated companies. For the nine months ended September 30, 2001, we also recorded $25,000,000 of impairment expense related to the write-off of prepaid co-location and bandwidth services. We may incur additional impairment charges in future periods as we plan to capitalize significant intangible assets related to future acquisitions.

                           PART II OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

   In July 2001, we issued 13,800,000 shares of our class A common stock to the stockholders of Emicom Group, Inc. in connection with our acquisition of the 67% of the equity interests of Emicom that we did not already own. Emicom had been one of our associated companies since April 2000, when we acquired a 33% interest in Emicom.

   In August 2001, we issued warrants to purchase 1,000,000 shares of our class A common stock in connection with our acquisition of the assets of Fracta Networks, Inc.

   In August 2001, we paid $2,777,777 and issued a warrant to purchase 1,100,000 shares of our class A common stock to Level 3 Communications, LLC, and agreed to pay an additional 2,777,778 to Level 3 and to issue to Level 3 in November 2001 another warrant to purchase an additional 1,100,000 shares of our class A common stock, in exchange for 5,555,555 shares of our class A common stock held by Level 3 and for terminating an agreement relating to the purchase by us from Level 3 of bandwidth and co-location services.

   In September 2001, we issued 3,596,007 shares of our class A common stock to UBS AG in connection with our acquisition of a 26.6% interest in Parlano, Inc. Parlano has been one of our associated companies since February 2000, when we acquired a 75% equity interest in Parlano. As a result of the acquisition, we now own approximately 96% of the capital stock of Parlano.
   All of our class A common stock issued in the transactions described above were issued in transactions exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits


Number Description of Exhibit
------ ----------------------


2.1    Agreement and Plan of Merger, dated as of July 8, 2001, among divine, inc., DES Acquisition Company and eshare communications, Inc., excluding exhibits and schedules thereto (incorporated by reference to
       Exhibit 2.1 to the Report on Form 8-K of divine dated July 11, 2001 (the "July 2001 8-K").

2.2    Agreement and Plan of Merger and Reorganization, dated as of July 6, 2001, among divine, inc.,
       Knowledge Resources Acquisition Corp. and RoweCom Inc., excluding exhibits and schedules thereto
       (incorporated by reference to Exhibit 2.2 to the July 2001 8-K).

2.3(a) Agreement and Plan of Merger, dated as of August 15, 2001, among divine, inc., DI1 Acquisition
       Company, and Open Market, Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of divine dated August 17, 2001).

2.3(b) Amendment, dated September 10, 2001, to Agreement and Plan of Merger, dated August 15, 2001, among divine, inc., DI1 Acquisition Company, and Open Market, Inc. (incorporated to Exhibit 10.3 to the Registration Statement on Form S-4 of divine, File No. 333-66488 (the "divine/eshare/Open Market
       S-4")).

2.4    Agreement and Plan of Merger, dated as of September 17, 2001, among divine, inc., DI2 Acquisition
       Company, and Eprise Corporation (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of divine dated September 20, 2001).

4.1    Rights Agreement, dated as of February 12, 2001, between divine interVentures, inc. and Computershare
       Investor Services, LLC, as Rights Agent, including the form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior participating Preferred Stock, par value $.001 per share, as Exhibit A, the form of Rights Certificate as
       Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated by reference to Exhibit 1 to the Registration Statement on Form 8-A of divine filed with the Securities and
       Exchange Commission on February 13, 2001).

 4.2 Amendment No. 1 to Rights Agreement, dated as of July 8, 2001, between divine and Computershare
     Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 2 to the Registration
     Statement on Form 8-A/A of divine filed with the Securities and Exchange Commission on July 23,
     2001).

 4.3 Amendment No. 2 to Rights Agreement, dated as of August 15, 2001, between divine and
     Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form 8-A/A of divine filed with the Securities and Exchange
     Commission on August 20, 2001).

10.1 Stockholder Agreement, dated as of July 8, 2001, among divine, inc., Szlam Partners, L.P. and
     Aleksander Szlam., including exhibits thereto (incorporated by reference to Exhibit 99.3 to the July
     2001 8-K).

10.2 Executive Employment Agreement effective as of April 16, 2001 between divine, inc. and Andrew J.
     Filipowski.

10.3 Executive Employment Agreement effective as of April 16, 2001 between divine, inc. and Michael
     Cullinane.

10.4 Executive Employment Agreement effective as of April 16, 2001 between divine, inc. and Paul
     Humenansky.

   (b) Reports on Form 8-K

   We filed a Report on Form 8-K dated July 11, 2001, announcing that we (i) entered into an agreement and plan of merger with eshare communications, Inc. pursuant to which eshare would become one of our wholly owned subsidiaries in a stock-for-stock merger transaction; (ii) entered into an agreement and plan of merger and reorganization with RoweCom, Inc. pursuant to which RoweCom would become one of our wholly-owned subsidiaries in a stock-for-stock merger transaction; and (iii) entered into an agreement and plan of merger with Emicom Group, Inc. providing for the acquisition by divine of the 67% of Emicom that it did not already own and pursuant to which Emicom would become one of our wholly-owned subsidiaries.

   We filed a Report on Form 8-K dated August 17, 2001, announcing that we entered into an agreement and plan of merger with Open Market, Inc. pursuant to which Open Market will become one of our wholly-owned subsidiaries in a stock-for-stock merger transaction.

   We filed a Report on Form 8-K dated August 31, 2001, announcing that our board of directors approved a program to repurchase up to $40 million of our issued and outstanding shares of class A common stock and our repurchase on August 22, 2001 of 2,777,777 shares of class A common stock from Level 3 Communications and an agreement to purchase an additional 2,777,778 shares of class A common stock from Level 3 on November 20, 2001.

   We filed a Report on Form 8-K dated September 20, 2001, announcing that we entered into an agreement and plan of merger with Eprise Corporation pursuant to which Eprise will become one of our wholly-owned subsidiaries in a stock-for-stock merger transaction.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2001.

                                          DIVINE, INC.

                                                  /S/ MICHAEL P. CULLINANE
                                          ------------------------------------
                                                    Michael P. Cullinane
                                                 Executive Vice President,
                                             Chief Financial Officer, and
                                                         Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)