Form 10-K405
period 2001-12-31
DIVINE INC
filed 2002-04-01
CIK 1097516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-30043

divine, inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4301991 (I.R.S. Employer Identification Number)
1301 North Elston Avenue, Chicago, Illinois (Address of Principal Executive Offices)	60622 (Zip Code)

Registrant's telephone number, including area code: (773) 394-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Class A Common Stock, par value $.001 per share	Nasdaq National Market

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $183,189,352 at March 27, 2002 (based on the closing sale price on the Nasdaq National Market, Inc. ("Nasdaq") on March 27, 2002). At March 27, 2002 the registrant had issued and outstanding an aggregate of 457,145,645 shares of class A common stock.

Documents Incorporated by Reference

        Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2002, described in Part III hereof, are incorporated by reference in this report.

TABLE OF CONTENTS

Item No.			Page
		Special Note on Forward-Looking Statements	2
Part I
1	.	Business	3
2	.	Properties	25
3	.	Legal Proceedings	26
4	.	Submission of Matters to a Vote of Security Holders	28
Part II
5	.	Market for Registrant's Common Equity and Related Stockholder Matters	29
6	.	Selected Financial Data	30
7	.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
7	A.	Quantitative and Qualitative Disclosures About Market Risk	52
8	.	Financial Statements and Supplementary Data	53
9	.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	103
Part III
10	.	Directors and Executive Officers of the Registrant	104
11	.	Executive Compensation	105
12	.	Security Ownership of Certain Beneficial Owners and Management	105
13	.	Certain Relationships and Related Transactions	105
Part IV
14	.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	106

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects, and opportunities. We have tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties, and other factors that could cause our actual results, performance, prospects, or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include:

  •
  our ability to become cash flow positive before we deplete our unrestricted cash reserves or become insolvent;

  •
  our ability to maintain our Nasdaq National Market listing;

  •
  our ability to execute our integrated Web-based software services, professional services, and managed services strategy;

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

  •
  increasing competition from other providers of software solutions, professional services, and managed applications;

  •
  the extent to which customers want to purchase software applications under hosted subscription based models; and

  •
  our ability to address the risks associated with international operations.

        See "Item 1. Business—Risk Factors" for a description of these factors. Other matters, including unanticipated events and conditions, also may cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-looking statements. All of these forward-looking statements are based on our expectations as of the date of this report. Except as required by federal securities laws, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    BUSINESS

divine Overview

        divine, inc. is a service and software company focused on solutions for the extended enterprise. We help our clients maximize profits through better collaboration, interaction, and knowledge sharing throughout their entire value chain, including suppliers, partners, employees, and customers. We facilitate our customers' integration of advanced enterprise Web solutions with their business strategies and existing infrastructures by providing a combination of professional services, Web-based technology, and managed applications capabilities. We focus our offerings on Global 5000 and high-growth middle market firms and service over 20,000 customers through three principal business groups:

  divine Professional Services combines our knowledge of how to design and deploy software solutions with our expertise in technology, infrastructure, and marketing services and offers services for legacy systems integration, brand extension, call center automation, business process optimization, operational strategy consulting, SAP installation, supply chain and customer management, and technology infrastructure consulting.

  divine Software Services deploys software solutions that focus on collaboration, workflow, and relationship and content management such as voice-based customer contact tools, auto-response applications, telephony webinars (Web-based seminars), secured messaging, team interaction, content acquisition, organization and management, content delivery, and training programs.

  divine Managed Services builds, hosts, manages, monitors, and secures clients' critical applications by offering design and engineering of managed hosting solutions; installation, configuration, and testing of hardware and software systems; ongoing maintenance, back-ups, and upgrades; performance and security monitoring; and technical support.

        We have forged strategic partnerships and alliances with a number of leading organizations to strengthen the delivery of open and extensible e-business solutions to our customers. Our technology integrates with leading server platforms such as BEA WebLogic, IBM WebSphere, Microsoft Windows NT, and Sun Solaris. Additionally, we have joined the alliance programs of key vendors such as BEA, Hewlett-Packard, IBM, Microsoft, Computer Associates, Netscape, Oracle, and Sun/iPlanet to extend support to our mutual customers and introduce our solutions into new arenas. While these alliances add value to all of our constituencies, they also provide us and our partners with additional technical, marketing, and sales resources to expedite the development and delivery of complete e-business solutions.

        Our principal offices are located at 1301 N. Elston Avenue, Chicago, Illinois 60622, telephone number (773) 394-6600. We also have satellite offices located throughout North America, Europe, Asia, and Australia. Our homepage is located on the Web at http://www.divine.com, where you can find additional information about us; however, that information generally is not targeted at investors and is not part of this Report. All references to "we," "us," "our," and "divine" refer to divine, inc. and its consolidated subsidiaries.

divine History

        We were incorporated as divine interVentures, inc. on May 7, 1999 and commenced operations on June 30, 1999. We began by engaging in business-to-business e-commerce through a community of associated companies in which we invested. From September 30, 1999 to December 31, 2000, we acquired interests in 40 associated companies, established a total of 13 associated companies whose opportunities were consistent with our former business strategy, while further developing our operational procedures and capabilities.

        In February 2001, we announced our strategy to focus primarily on enterprise Web solutions, and changed our name to divine, inc. Since then, interests in our associated companies that provide Web-based technology, software, professional services, and managed applications are no longer reflected separately but have become integrated into our core business strategy and operating model as a fully integrated set of products and services. Our other associated companies, offering software and services focused on e-commerce and vertical markets, were included in our divine interVentures portfolio. As of December 31, 2001, we have completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities.

        We have executed a disciplined acquisition strategy enabling us to acquire market-leading technology, significant intellectual property, and world-class talent that round out our extended enterprise solutions. We have acquired companies providing professional services, Web-based technology, and managed services, positioning us to provide comprehensive solutions and a single point of accountability to our customers.

divine Strategy

        Our goal is to become the recognized leader in advanced enterprise Web solutions that offer global businesses the ability to improve collaboration, workflow, and business relationships through delivery of a powerful combination of technology, software, services and managed applications. As the flow of information becomes more liberated and complex, we believe that a new breed of provider must unite the skills and emerging technologies required to create the advanced enterprise Web solutions that allow companies to go beyond transaction processing. In order to reach this goal, we have adopted these key strategic objectives:

  •
  Position divine as a technology owner and solutions integrator. We plan to differentiate ourselves by positioning divine as a technology owner and solutions integrator.
  •
  Develop, acquire, and integrate offerings and solutions. We will continue to focus on developing, acquiring, and integrating additional innovative technologies and solutions that can be combined to offer a powerful and comprehensive set of integrated services, technologies, and hosting capabilities that advance and extend our customers' businesses to include external and internal business communities.
  •
  Target a specific customer base. We plan to target customers who can benefit from greater collaboration, interaction, more efficient workflow, and better management of business relationships between their customers, employees, partners, suppliers, prospects, and sources of information. We believe these customers are primarily in the financial services, insurance, energy, pharmaceutical, biotechnology, and telecommunications industries.
  •
  Expand our relationships with existing customers. We currently offer solutions from one or more of our business groups to approximately 20,000 customers. By expanding our relationships with our current customers, we can increase our offerings to them and capitalize on cross-selling opportunities with their customers, suppliers, partners, and distributors.
  •
  Support and complement our solutions through alliances with business partners. We will continue to establish strategic alliances that supply additional channels for our products, help us to build industry- specific solutions for our customers, and enable us to attract and retain customers who prefer to deal with large, stable solutions providers.

divine Business Groups

  divine Professional Services

        Our Professional Services group offers clients a single source for a comprehensive range of services required to successfully design, develop, and implement integrated solutions. This group applies its expertise in technology, infrastructure, and marketing services across a broad spectrum of leading technologies. From legacy systems integration to brand extension, we deploy solutions designed to improve clients' productivity and competitive position, enable them to more fully engage business communities, optimize enterprise knowledge, and improve core value-chain processes.

        Our Professional Services employees have demonstrated expertise in the following areas:

  Outreach Solutions: call center optimization and automation, e-commerce strategy, advanced Web technologies, advanced branding, and customer interaction management.

  Knowledge Solutions: optimization of intellectual capital—workforce, data and processes, knowledge management strategy, content and document management, e-learning, business intelligence, and enterprise portals.

  Value Chain Solutions: business process optimization, operational strategy, SAP, Oracle, JD Edwards, customer relationship management, and sourcing and supply chain management.

  Technology Infrastructure Services: for hardware, software, maintenance agreements, financing, and network consulting.

  divine Software Services

        Our Software Services group provides the technologies and applications that organizations need to optimize the outer reaches of their value chain—their customers and other constituencies. Over the last decade, companies have invested billions of dollars in technology infrastructure systems, and now face the challenge of extending them into customer, partner, and supplier communities. To help our customers meet this challenge, divine Software Services provides industry-leading software services in the following areas:

  •
  Collaboration Technologies—improve internal and external interactions with customers, partners, and employees through secured messaging, team interaction, group feedback, and telephony webinars.
  •
  Content Management Technologies—enable customers to quickly and easily create, disseminate, and manage effective and captivating Web content.
  •
  Customer Interaction Management—provides solutions that allow clients to effectively manage both new and existing customers across multiple communication channels, including voice mail, e-mail, interactive Web chat, and voice-over-Internet protocol.
  •
  Information Services—help organizations find, acquire, use, and manage knowledge resources in a cost-effective manner.
  •
  divine Search and Content Integration—provides an integrated search capability across all internal and external corporate information sources, as well as instant access to the full-text articles of more than 7,000 business publications, trade journals, market research and investment analysis reports, local, national and international newswires and other premium sources.

  divine Managed Services

        divine's Managed Services group provides solutions, including managed hosting and applications platforms, for complex, mission-critical applications. We build and engineer managed hosting solutions from the ground up to support the highest levels of application availability. The applications platform provides the technical infrastructures that organizations need to implement and manage their systems cost-effectively, reliably, and without over-burdening resources. Our managed services include providing, configuring, operating, and maintaining the hardware, software, and network technologies necessary to implement and support complex applications. We also offer additional service options, such as scalability and architecture testing, storage solutions, and security services, including firewalls. divine Managed Services supplies solutions that deliver:

  •
  Maximum availability—guaranteed application availability up to 99.95 percent.
  •
  Highly automated operational support—infrastructure facilities operationally controlled by highly automated service management centers.
  •
  Secure operations—environmental controls, physical security measures, and proactive monitoring and troubleshooting ensure system security.
  •
  Highly skilled technical resources—experienced talent pool that brings best-in-class skill sets to each managed services solution.
  •
  Single-point of accountability—our customer support program provides a single point of accountability for each managed services solution.

divine Products and Services

  Collaboration Technologies

        divine MindAlign™ enables entire organizations to communicate in real time and work together on solutions, regardless of the location of the participants. Secure and centrally managed, divine MindAlign offers a wealth of advanced features such as presence awareness, rich content and data sharing, content filtering, instant message history, back-chat search tools, real-time partner access, security and authentication, structured content and delivery, co-branding, and auditorium mode.

        divine OpinionWare™ provides a platform for deploying and structuring dialogue. It allows knowledge workers and management across an organization's infrastructure to create, publish, and distribute Web content and analyze feedback and discussion touch-points, resulting in higher-quality interactions, better decision-making, and increased loyalty. OpinionWare is designed to help clients increase web site time and traffic by facilitating customization of their sites for their customers. Clients using OpinionWare can use their existing tools to collect data and conduct surveys that reflect and maintain their existing brand presence on the Web. Other advanced features include web site integration and external data integration, which eliminates the need to repeatedly redevelop questions for multiple surveys.

        divine ShowCase™ provides solutions designed to increase business-to-business collaboration and selling. It enables the creation, publication, and distribution of live and on-demand multimedia to large audiences through Web-based environments. divine ShowCase also virtually eliminates dependency on third parties for webcasts. By fully integrating video, audio, and data, it provides a complete medium for remote learning. It also offers an ideal solution for internal and external training and communication, and stores presentations for future use. ShowCase is scalable and customizable and offers the security and advanced features necessary to meet business mandates for reducing travel costs, shortening new product launch times, and quickly updating international teams on corporate strategy.

        divine Athena™ captures and stores documents and knowledge from across an enterprise and makes them available from a single point of access. Athena can operate as a stand-alone application or as part of an enterprise portal and is designed to promote knowledge sharing through easy access to vital information. Users can search and retrieve documents in Lotus Notes or Word, topical e-mails from experts within an organization, or information from other data repositories. By allowing users to pull information on request, and pushing relevant content to the right business owners, Athena enables better informed business decisions.

        divine fuse™ is a centralized, Web-based project team collaboration tool that streamlines and simplifies project management processes. By integrating project management tools, document management capabilities, and real-time communication tools, divine fuse provides a complete solution for bringing together widely dispersed teams and global organizations. Accessible from any web browser, it allows users to monitor multiple projects from a single interface and generate customized reports to better manage and collaborate around projects. divine fuse promotes effective communications in real time, keeping internal staff, partners, and customers up-to-speed.

  Content Management Technologies

        divine Content Server™ is a modular set of content-driven applications for e-business projects such as enterprise portals, department sites, customer/partner Web sites, and commerce implementations. It is engineered to enable users to manage information, customize interactions, and integrate back-office data. divine Content Server mixes robust content functionality with a high-performance technology base and provides an open, extensible framework for growth. It is an ideal solution for large organizations requiring a single, cost-effective platform that can deploy information-rich applications and initiatives such as portals, marketing campaigns, business-to-business catalogs, and publications. Licensed by more than 300 customers in 43 countries, divine Content Server has been recognized as an industry leader by Forrester Research's Tech Rankings and awarded the Market Engineering Award from Frost and Sullivan.

        divine Participant Server™ as the platform of choice for divisions or departments lacking large technical teams, that need to rapidly deploy a feature-rich, user-focused Web site that is connected to enterprise applications. This solution supports efficient management of Web content through features that encourage consistent site design and branding. Participant Server also automates content workflow from authors to reviewers to viewers. By providing a streamlined interface, Participant Server enables business users to easily update their sites without having to learn new tools. divine Participant Server is currently used by more than 150 customers, including American Express Travel Services, Sharp Electronics, and Eastman Chemical.

        divine Enterprise Content Center™ works within intranets, extranets, and portals to extend business benefits. Providing a channel for the delivery of business content, aggregated content purchasing, controlled costs and personalization at the desktop, this solution helps businesses streamline practices, increase productivity, and lower costs of ownership. It is also a gateway to one of the largest Extensible Markup Language (XML) repositories of business information in the world, enabling users to search across multiple information sources. One key feature is Real-Time News, which delivers news feeds from premium sources selected and customized by customers. Streaming Media allows users to create, distribute, and manage video over the Web, creating an ideal outlet for broadcasting presentations, e-learning materials and meetings. Content e-Procurement lets individuals search and order information services from over 200,000 premium content sources, while Tracker provides a clear understanding of which content and tools are used by and add actual value to an organization.

  Customer Interaction Management—Telephony

        divine Conversations™ is a powerful collection of voice-based customer contact tools that allows call centers to contact more customers, use fewer agents, and track all information through its monitoring and reporting features. This solution combines predictive dialing with campaign management capabilities, enabling companies to significantly reduce abandonment and nuisance rates, while improving overall call center efficiency and productivity.

        divine XChange™ is an award-winning customer contact solution specifically designed for call centers where campaigns, data, interface, and scripting rules constantly change. XChange is designed to operate on existing networks, using existing fileservers and data tools, and works with phone systems, e-mail, fax, and voice-over-Internet protocal. It offers increased productivity for the telemarketing, fundraising, market research, and polling industries and gives call centers an extensive array of affordable options without sacrificing daily ease-of-use.

  Customer Interaction Management—Internet

        divine Synchrony™ Suite combines integrated communication channels with other legacy data, allowing agents an instant and complete view of the customer, including all historical contact channels and interactions. divine Synchrony features Agent Anywhere, which connects contact centers across the globe with the same data and application servers and also allows employees the flexibility of working from home. Shared Agent supplies access to multiple campaigns from a single screen or view, so that agents can handle interactions for different groups or divisions within the organization.

        divine NetAgent™ Suite organizes multiple communication channels into a standardized interface, permitting customers to interact via e-mail, Computer Telephony Integration (CTI)-based voice, voice-over-Internet protocal, or live Web chat. NetAgent EMAIL supports increases in the quantity and accuracy of e-mail processing. NetAgent ANSWER is an intelligent, auto-response application that filters incoming e-mails and provides timely responses. NetAgent CHAT routes requests to appropriate agents and allows multiple simultaneous online sessions. NetAgent TELEPHONY enables call centers to integrate inbound Public Branch Exchange/Automated Call Distribution (PBX/ACD) calls and desktop phones with NetAgent CHAT. NetAgent WIRELESS provides wireless monitoring of call center performance, while NetAgent INTERNATIONAL permits communication around the globe in over a dozen languages.

  Information Services

        divine Global Library Services delivers high-quality personal service, comprehensive management reporting, and industry-leading Web-based solutions to manage and access print and electronic journals.

  •
  divine Information Quest™ (IQ) simplifies the selection, access, and management of online resources and provides researchers with a sophisticated, easy-to-use front end to electronically research materials in a variety of fields. IQ functions as a gateway through which resources are delivered and e-journals are readily accessible throughout an entire organization.
  •
  divine kLibrary™ provides clients with a wealth of significant bibliographic and supplemental title information at the desktop level and is designed to enable libraries to simplify all their major serials tasks.

        Acquisition and Procurement Services provides Web-based solutions that manage the challenges presented by the acquisition, organization, and management of information resources in corporations worldwide.

  •
  divine kStore™ is a Web-based solution that provides a convenient way for employees to search for and order information resources from the desktop and enables the employer to centrally manage and track the process.
  •
  divine kCentral™ provides access to timely and relevant information resources integrating with e-procurement systems such as Ariba and Commerce One and enables streamlined acquisition and management of information resources.

        Electronic Content Services provides simple solutions for accessing, licensing, evaluating, and delivering e-content to the desktop.

  •
  divine MedInfoNOW™ is a unique, Web-based information and updating service that offers anytime-anywhere access to Doody's Review Service; Online Literature Review with automatic updates on the latest medical literature; and a Weekly eBulletin that alerts users to new books and articles.
  •
  divine E-content Licensing™ provides various levels of support for content development, including links to valuable e-journal licensing and registration terms and conditions, and comprehensive strategies that help libraries, information centers and other organizations manage their entire e-journal process.

  divine Search and Content Integration (dSCI)

        divine Content Packages™ facilitate global desktop to authoritative, industry-specific research materials. For a flat fee, users can efficiently search content and the Internet at the same time. Clients also have the option to license content from several sources to create custom packages. The Special Collection™ is an online business library including 70 million pages of full-text content from over 7,000 sources such as trade journals and business, medical, and scientific publications. Additional Premium Content includes resources such as Reuters Online, Investext, Corptech, and real-time newswires. All content is available on a platform-neutral web interface and users can access it through alternative search methods. divine Content Packages bring about increased employee productivity, enhanced competitor intelligence, and improved decision-making, typically accompanied by rapid return on investment.

        divine Search Toolkit™ is a hosted search solution that can be installed on a client's Web, extranet, or intranet site. It can perform full-text searches of the client's site, internal content, vertical, or custom-defined sections or divine's libraries. A turn-key solution, Search Toolkit enables the client to control its "look and feel" and see results displayed in the client interface; yet it requires no investment in hardware, software, or human capital. Extremely secure and simple to implement, Search Toolkit can search virtually any type of database or file format.

        divine RivalEye™, a Web-based custom microsite, features information on a company's industry, competitors, customers, supply chain, or other designated topics. Easy-to-use monitoring of the external business environment enables quick and effective decision-making that can lead to new opportunities and increased revenues. Clients use RivalEye as a competitive intelligence or business planning tool, anticipating change and adjusting strategies as regular updates and dynamic content provide timely coverage. Key differentiators of this solution include unlimited access across the enterprise, use of Custom Search Folders™, and access to vast databases of licensed content and large web databases. Clients experience savings in employee time because divine handles development and updates.

        divine SinglePoint™ is a fully hosted solution, developed and maintained by divine's staff, that allows knowledge workers simultaneously use all of their information sources, such as licensed subscription sources, the Web, and an online business library of 70 million pages, with one login, one search, and one user interface. Advanced search technology helps users to easily and efficiently get results that are ranked by relevance and classified to a uniform standard. Simple interface, integrated login, and customized document access control allow SinglePoint to be rolled out enterprise-wide, simplifying seat administration and fostering shared access of relevant information.

divine Product Training

        Education Service provides user administration and system administration training to ensure successful implementation and support for each solution. We also deliver training programs that increase organizational adoption and effective employee utilization of divine product solutions.

        Training is designed around specific client needs and the target audience. Training offerings include instructor-led and Web-based delivery. Instructor-led courses are offered at client sites or hosted at our state-of-the-art Education Centers. Additional customized training and knowledge transfer sessions are also available to meet more intensive client needs.

        Product Support and Customer Service provides our customers with efficient, high quality support delivered by highly skilled professionals and leveraged by well-defined processes. We utilize divine's own product suites for a world-class approach to customer service. Support team members are focused on meeting customers' business needs as well as providing complete knowledge about divine's suite of products. To achieve our goals, we offer continuous global support to customers including access to our agents via phone, e-mail and the Web. Technical support is available anytime to answer questions about products or assist with technical issues.

Sales and Marketing

  Overview

        We market and sell our solutions using a combination of direct and indirect distribution channels We also use a variety of marketing programs, executed through our channels and partners, to build awareness for our offerings and generate sales leads. We target Global 5000 and high-growth middle market firms, primarily in the financial services, insurance, energy, pharmaceutical, biotechnology, and telecommunications industries. Our overall sales approach typically includes on-site technical systems evaluations performed by our pre-sales staff, followed by product demonstrations and negotiations with our sales staff.

        Direct Sales.    Our principal sales channel is our direct sales organization, which is organized primarily by geographic regions. Our sales efforts are concentrated primarily in North America and Europe, but also extend to Asia and Australia. We also maintain an inside sales organization that uses our call centers as prospecting tools to identify and develop qualified leads with existing clients for follow up by the direct sales organization.

        Indirect Sales through Strategic Alliances.    We complement our direct sales efforts with indirect sales channels through strategic alliances with Value-Added Resellers (VARs), Original Equipment Manufacturers (OEMs), systems integrators, and other partners in both domestic and international markets.

        Marketing.    We support our sales efforts with a variety of marketing programs designed to build brand awareness, attract prospects, and retain clients, including: market research and industry analysis; press releases; industry analyst briefings; customer relationship/loyalty marketing programs; partner marketing programs; our web site (www.divine.com); email and direct mail marketing programs; offline and online seminars and webinars; trade shows, speaking engagements; and co-sponsored partner programs. Our internal marketing organization produces materials describing our core capabilities, including new services and product upgrades, such as brochures, data sheets, and white papers as well as online presentations and demonstrations to support the sales staff.

  divine Professional Services

        divine's Professional Services group delivers and sells its services through a network of branch offices located throughout North America, Europe, Asia, and Australia.

  divine Software Services

        We offer software services through a direct sales organization with offices worldwide, and we maintain a network of distributors and VARs to re-license our products. Our VARs and distributors are independent organizations that perform some or all of the following functions for our products: sales and marketing; systems implementation; and integration and ongoing consulting and technical support. We believe that our VARs and distributors have significant influence over product choices made by our customers and that our VAR and distributor relationships are an important element in our marketing, sales, and implementation efforts. In addition, we maintain strategic alliances with entities that provide complementary products and services, and that have the ability to influence the customer's selection of software services.

  divine Managed Services

        We market and sell our managed services primarily using our direct sales organization. In addition, we utilize direct mail and telemarketing campaigns targeted at information technology decision makers and advertising in magazines targeted at developers and information service professionals. We also advertise online and exhibit at trade shows and conferences.

Acquisitions

        Through integrating the products and services of acquired companies into our infrastructure, divine extends a broader array of offerings and delivers greater value to all our constituencies. We introduce combined product suites to gain financial and market leverage from incremental revenue and operational efficiencies of integration.

        Since January 2001, we have completed numerous acquisitions, including:

  •
  March 2001, SageMaker—an enterprise information portal solutions company. This acquisition brings a key component to our existing enterprise information portal solution.

  •
  April 2001, certain assets of marchFIRST—a leading Chicago-based provider of enterprise e-business solutions, including marchFIRST's Central Region business unit, accounts receivable, SAP implementation practice, VAR unit, Blue Vector venture capital arm, and certain regional operations. This acquisition provides a broad range of enterprise technology, e-business strategy, brand building services, and application hosting, all of which deepen our extended enterprise solutions.

  •
  May 2001, DataBites, Inc.—a software development company that develops both wireless and wired Web content delivery applications. DataBites' technology provides our enterprise portal solutions instant integration capabilities with internal and external Web-based applications and resources.

  •
  August 2001, Fracta Networks—a provider of user-centric content management solutions. This acquisition expands and further complements the suite of personal information management tools available within our enterprise portal solutions.

  •
  September 2001, certain assets of marchFIRST GmbH—including the assets that comprised its former Munich and Hamburg operations. This acquisition, with its global client base and deep professional services expertise, represents a milestone in our international expansion strategy.

  •
  October 2001, Open Market, Inc.—a provider of content-driven e-business solutions that enable enterprises to better manage interactions with their site visitors, customers, employees and channels. Open Market's enterprise-class J2EE infrastructure enables the seamless integration of our current suite of content-driven e-business applications, as well as supports the development and deployment of future applications.

  •
  October 2001, eshare communications, Inc.—a leading provider of Customer Interaction Management (CIM) solutions. eshare's offerings, added to our collaborative applications, portal technology, Web Services infrastructure, knowledge resources, and delivery capability, give our combined client base the ability to deploy extended enterprise applications that build customer loyalty and branding within their targeted communities.

  •
  October 2001, Synchrony Communications—an innovative customer interaction management suite provider. This acquisition enhances our CIM technology offerings with Synchrony's highly ranked interaction management applications. In concert with our acquisition of eshare communications, Inc., this positions us as an industry leader in providing solutions for the customer interaction cycle including inbound and outbound call management.

  •
  October 2001, Intira Corporation and HostOne—application services management providers. These acquisitions establish us as a foremost provider of facilities-based managed applications services.

  •
  November 2001, RoweCom, Inc.—a global provider of high-quality service and e-commerce solutions for purchasing and managing print and e-content knowledge resources.

  •
  December 2001, Eprise Corporation—a supplier of content management solutions. This acquisition broadens our content management solution offerings, and positions us as one of the first companies to address the entire spectrum of content management and delivery needs. Eprise Participant Server's industry-leading capabilities for putting content contribution and management in the hands of business users, as well as its ease of implementation and deployment, extend our ability to supply content management solutions that fit any corporate need.

  •
  December 2001, SoftMetric Inc.—a provider of telephone call center management software.

  •
  January 2002, Data Return Corporation—a provider of advanced managed hosting services based on Microsoft technologies. Data Return provides these services to businesses seeking to outsource the deployment, maintenance, and support of their complex Web sites. Its services include providing, configuring, operating, and maintaining the hardware, software, and network technologies necessary to implement and support these Web sites. Data Return also offers additional services options, such as scalability and architecture testing, storage solutions, and a suite of security services, including firewalls.

  •
  January 2002, Northern Light Technology—a leading provider of search and content integration solutions for enterprises. The acquisition of Northern Light's award-winning premium content services, enterprise search technology, and ecommerce transaction engine enhances our comprehensive integrated content, collaboration, and knowledge solutions for the extended enterprise.

  •
  February 2002, RWT Corporation (d/b/a Real World Technology, Inc.)—a leading provider of production management and tracking software to manage data across the supply chain and improve plant productivity. Real World Technology's manufacturing execution application is a core component of our vertical-specific solutions for the manufacturing industry.

  •
  March 2002, Delano Technology Corporation—agreed to be acquired by us in a stock-based transaction that is subject to the approval of Delano's stockholders. Delano offers customer relationship management software that incorporates advanced analytics with interaction capabilities on a flexible and scalable technology platform.

        We anticipate that the integration of these companies into our products and services offering will help us to deliver a combination of professional services, software services, and managed services to our customers. Our business strategy includes the acquisition of other businesses that are complementary to ours, including other providers of enterprise software products or professional services.

Competition

        The market for our products and services is relatively new, intensely competitive, fragmented, quickly evolving, and subject to rapid technological change. We believe the primary competitive factors in our markets include breadth of offerings, price, flexibility, scalability, functionality, ease of use, ease of deployment, reputation, brand awareness, service, and support. We expect competition to continue to increase in the future.

        We will compete with a variety of companies in each product and solutions category, independently or on an integrated basis. Some of divine's competitors include:

  divine Professional Services. In the professional services space our competitors include Accenture, AnswerThink, CSC, Deloitte & Touche, and Sapient.

  divine Software Services. In the software services space our competitors include Art Technology Group (ATG), Interwoven, Documentum, and Vignette. We also compete with Concerto, Avaya, Stratasoft, SER Solutions, and SunDial in the CIM Telephony space; eRoom, Lotus, Intraspect, Jabber, and Placeware in the Collaboration space; EBSCO Subscription Services, Swets Blackwell, Screamingmedia, Dialog—NewsEdge, and Yellowbrix in the Information Services space; and Broadvision, Documentum, Interwoven, Stellent, and Vignette in the content management space.

  divine Managed Services. In the managed services space our competitors include Digex, Genuity, IBM, Loudcloud, Navisite, and Qwest Communications.

        We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could hurt our business and financial results. Furthermore, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and a larger customer base than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products and solutions than we can. Also, larger companies such as IBM, Microsoft, Seibel, and Oracle may expand their product lines and bundle their products to discourage users from buying competing offerings. Additionally, many competitors have established and will likely continue to establish cooperative relationships among themselves or with third parties in order to increase their market penetration.

Government Regulations and Legal Uncertainties

        Due to the Internet's popularity and increasing use, new laws and regulations may be adopted that could have an adverse effect on us. In particular, states may impose discriminatory, multiple, or special taxes on the Internet in the event the current moratorium on the application of these taxes, due to end on November 1, 2003, is not extended. If this moratorium ends, Federal taxes also may be imposed on the use of the Internet. These state and federal taxes could cause a decrease in the volume of e-commerce and, therefore, the demand for our products and services. The enactment of any additional laws or regulations, including international laws and regulations, could impede the growth of the Internet and e-commerce, which could decrease our revenue and place additional financial burdens on our business.

        Federal, state, or foreign agencies have also adopted, and may continue to adopt, laws or regulations affecting the use of outbound call processing systems. These laws or regulations could limit the market for our products, or expose us to liability, which could adversely affect our business, operating results, and financial condition.

Proprietary Rights

        We rely on a combination of patent, copyright, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our proprietary rights in our products and technology. We hold numerous United States and foreign patents covering processes and technologies used in telephony-based call management systems, such as inbound/outbound call blending, call progress analysis, and screen pops of the called person's account information. We also hold several patents that assert claims for certain aspects or uses of electronic commerce software, such as distributed commerce; secure, real-time payment using credit and debit cards over the Internet; and the use of "electronic shopping carts" and session identifiers. We have a number of pending domestic and foreign patent applications on innovations for which patents have not yet been issued and we continually assess our technology for potential patent filings.

        We require software licensees to enter into license agreements that impose certain restrictions on their use of our software. We have also taken steps to avoid disclosure of our trade secrets, including requiring those persons with access to our proprietary technology and information to enter into confidentiality agreements with us. In addition to our United States common law rights in our trademarks and service marks, we pursue the registration of our trademarks and service marks in the United States Patent and Trademark Office and equivalent foreign agencies.

Employees

        As of December 31, 2001, we had approximately 3,600 employees. We believe that our relations with our employees are generally good.

Risk Factors

We have incurred significant losses in the past, and we expect to incur additional losses in the future.

        We incurred net losses of approximately $9,407,000 for the period from inception on May 7, 1999 through December 31, 1999, aproximately $470,319,000 for the year ended December 31, 2000, and approximately $369,824,000 for the year ended December 31, 2001. The majority of these losses in 1999 and 2000 were related to the consolidated operations of our associated companies and charges we took to reduce the carrying values of these associated companies. The majority of our loss in 2001, however, was related to the operation of our business and our operation of businesses we have acquired. We expect to incur additional losses for at least the next year. In addition, changes to our business strategy, operating plans, and product lines, and any restructuring activity, may cause us to incur additional expenses. Our financial results also will be affected by our operation of businesses that we may acquire in the future, some of which may have incurred substantial losses.

        Our operating plan depends on us achieving significant increases in revenue and cash receipts and significant decreases in expenses. There is a substantial risk, however, that our revenue and cash receipts will not grow at a sufficient rate, and that we will not be able to reduce our expenses to keep them in line with our revenue. If we are unable to meet our revenue and expense management goals, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

Our liquidity is limited.

        We have never generated positive cash flows from operations. Our current liquidity and capital resources are limited. To succeed, we must in the near term reduce our rate of cash consumption and improve our cash position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Our stockholders may be significantly diluted.

        We are exploring a number of alternatives to generate cash, including acquiring other entities that have substantial cash balances, selling certain assets, and new debt or equity financings. We do not currently have in place any agreements to provide us any of these sources of funds, and these sources of funds may not be available to us on favorable terms, if they are available to us at all. In addition, any of these transactions also could result in significant equity dilution to the holders of our common stock at the time of the transaction, or later. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

If our common stock is delisted from the Nasdaq National Market, the liquidity, visibility, and price of our common stock may decrease.

        Since our initial public offering in July 2000, our common stock has been listed on the Nasdaq National Market. Shares of our common stock could be delisted from the Nasdaq National Market if we fail to satisfy the continued listing requirements of the Nasdaq National Market, including the minimum bid price of $1.00 per share. On February 14, 2002, we received a letter from Nasdaq informing us that, among other things, for the past 30 consecutive trading days, the price of our common stock had closed below the $1.00 per share requirement for continued inclusion in the Nasdaq National Market. In addition, the letter notified us that if the minimum bid price for our common stock had not closed above $1.00 for at least 10 consecutive trading days before May 15, 2002, our common stock would be delisted from the Nasdaq National Market, pending any appeals to Nasdaq that we may make. In the event that our common stock has not regained compliance with this minimum bid price requirement by May 15, 2002, we intend to appeal any delisting procedure and to submit to our stockholders a proposal to effect a reverse stock split through a share combination.

        If our common stock is delisted from the Nasdaq National Market, we would be forced to list our common stock on the Nasdaq SmallCap Market, OTC Bulletin Board, or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. If this happens, an investor might find it more difficult to buy and sell, or to obtain accurate price quotations for, shares of our common stock. This lack of visibility and liquidity could further decrease the price of our common stock. In addition, delisting from the Nasdaq National Market might negatively impact our reputation and, as a consequence, our business.

We have been in business for only two years, have little operating history, and have a new business strategy that may continue to change, which makes it difficult to evaluate our business.

        We were formed in May 1999 and began operations as an Internet holding company engaged in business-to-business e-commerce through a community of associated companies. We announced a new strategy to focus on enterprise Web solutions in February 2001. Because we have only recently begun operating under this new business strategy, there is limited data upon which you can evaluate our prospects. As we continue to analyze business plans and internal operations in light of market developments, we may decide to make further substantial changes in our business plan and organization. These changes in business strategy may include moving into areas in which we have little or no experience. Furthermore, our future business strategy will depend on our ability to successfully acquire and integrate other businesses as we continue to seek to expand our portfolio of products and services. We are, and will remain for the foreseeable future, subject to risks, expenses, and uncertainties frequently encountered by young companies, and it will continue to be difficult to evaluate our business and its likelihood of success.

Our overall performance and quarterly operating results may fluctuate and will be affected by the revenues and expenses generated from the products and services of businesses we acquire and will be affected by fluctuations in the sales of these products and services.

        We expect the revenues of businesses we acquire to comprise a significant portion of our revenues in the future. In particular, we expect the revenues of RoweCom Inc., a provider of knowledge resources which we recently acquired, to represent a significant portion of our revenues because RoweCom historically has recognized as revenue its cost of the knowledge resource it sells plus the fee retained by RoweCom. Fluctuations in the revenues generated from our offering of customer interaction management ("CIM") solutions, content management, knowledge resources, and professional services will likely impact our overall performance, and risks relating to our CIM solutions, content management, knowledge resources, and professional services may affect our success as a whole.

        Moreover, our revenues and results of operations have varied substantially from quarter to quarter. We expect large fluctuations in our future quarterly operating results due to a number of factors, including:

  •
  the completion of acquisitions and the increased revenues and expenses associated with the acquired businesses;

  •
  the success of, and costs associated with, acquisitions, joint ventures, or other strategic relationships;

  •
  losses or charges incurred by associated companies that may include significant write-downs, write-offs, and impairment charges;

  •
  the level of product and price competition;

  •
  the length of our sales and implementation processes;

  •
  the size and timing of individual transactions;

  •
  seasonal trends;

  •
  the mix of products and services sold;

  •
  software defects and other product quality problems;

  •
  the timing of new product introductions and enhancements by us and our competitors;

  •
  customer order deferrals in anticipation of enhancements or new products to be offered by us and our competitors;

  •
  changes in foreign currency exchange rates;

  •
  customers' fiscal constraints; and

  •
  general economic conditions.

        Because RoweCom's cash flow is seasonal in nature, RoweCom periodically will have to rely on financing from us or third parties to support its needs for working capital. RoweCom has an established practice of paying publishers 30 to 60 days before receipt of its customers' funds. Consequently, RoweCom anticipates making substantial additional expenditures in the fourth quarter of each year, while receiving the majority of its cash receipts relating to those purchases late in the first quarter of the following year. Given these seasonal cash flow imbalances, if RoweCom has an unexpected demand for liquid capital, or does not have financing available on commercially reasonable terms, or at all, when needed, it could have a material adverse effect on our future results of operations and financial condition.

If we do not successfully implement our acquisition strategy or address the risks associated with acquisitions, our growth and ability to compete may be impaired.

        Our business strategy includes the acquisition of other businesses that are complementary to ours, including other providers of enterprise software products, professional services, or managed applications. We may not be able to identify suitable acquisition candidates available for sale at reasonable prices, consummate any acquisitions, or successfully integrate any acquired businesses into our operations. Acquisitions, including our recently completed acquisitions of eshare communications, Inc., Open Market, Inc., RoweCom Inc., Eprise Corporation, and Data Return Corporation, and our pending acquisition of Delano Technology Corporation, involve a number of special risks and challenges, including:

  •
  diversion of management's attention;

  •
  expenses incurred to effect the transactions;

  •
  assimilation of the operations and personnel of acquired companies;

  •
  inability to eliminate redundant expenses;

  •
  incorporation of acquired products into existing product lines;

  •
  adverse short-term effects on reported operating results;

  •
  assumption of the liabilities of acquired companies;

  •
  loss of acquired customers;

  •
  adverse reaction by our customers, vendors, and the capital markets if we are unable to consummate announced acquisitions;

  •
  possible loss of key employees; and

  •
  difficulty of presenting a unified corporate image.

If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, our growth and ability to compete may be impaired.

        If we engage in future acquisitions, we might finance these acquisitions with available cash, the proceeds from possible debt financing, the issuance of additional equity securities (common or preferred stock), or a combination of the foregoing. We may not be able to arrange adequate financing on acceptable terms. If we proceed with one or more significant future acquisitions, we may use a substantial portion of our available cash to consummate the acquisitions. If we consummate one or more significant acquisitions by issuing additional equity securities, the market price of our common stock could decline and stockholders could suffer significant dilution. Furthermore, sellers may be reluctant to accept divine common stock as consideration at its recent price level and given its historical volatility, in which case our ability to complete further acquisitions could be significantly limited.

        For most of the businesses that we may acquire, we will likely have to record significant goodwill and other intangible assets, and generally accepted accounting principles may require us to recognize substantial amortization charges on the other intangible assets, reducing our future reportable earnings. We also will have to periodically test our goodwill and other intangible assets for impairment. If we determine that the value of the goodwill and/or the intangible assets have been impaired, we will be required to recognize substantial charges that would adversely affect our operating results. In addition, these acquisitions could involve significant non-recurring acquisition-related charges, such as the write-off or write-down of software development costs or other intangible items.

Our failure to retain key personnel may negatively affect our business.

        Our success depends on our ability to retain senior executives and other key employees who are critical to the continued advancement, development, and support of our products and services and ongoing sales and marketing efforts. The loss of any key personnel or any significant group of employees could negatively affect our future business and prospects. If our management does not succeed in their roles, or we are not able to effectively allocate management responsibilities and cause our officers and senior managers to operate effectively as a group, our business could be negatively affected.

        Employee morale and our ability to attract and retain qualified employees may also be adversely affected by the decline and substantial fluctuation in the market price of our common stock since its initial public offering, as many of our employees hold options with exercise prices far greater than our recent stock price.

Revenues from our professional services division are difficult to predict because they are derived from project-based engagements.

        For the year ended December 31, 2001, we derived approximately 77% of our revenues from professional services. Almost all of these revenues were from project-based client engagements, which vary in size and scope. As a result, the revenues of our professional services division are difficult to predict because a client that accounts for a significant portion of these revenues in one period may not generate a similar amount of revenues, if any, in subsequent periods. In addition, because many of our professional services engagements involve sequential stages, each of which may represent a separate contractual commitment, a client may choose not to retain us for subsequent stages of an engagement or for new professional services projects.

If we cannot keep our billable professionals engaged on client projects, our future revenues could decline and our operating results could be adversely affected.

        Virtually all the client contracts of our professional services division allow the client to terminate our services on relatively short notice and do not guarantee us any specific or minimum amount of business from the client. To the extent that any significant clients decrease their use of our professional services, delay an engagement, or terminate their relationship with us, the revenues of our professional services division could decline substantially and our overall operating results could be adversely affected to the extent we are unable to quickly redeploy our billable professionals to other client engagements.

We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could hurt our business and financial results.

        The market for our products and services is intensely competitive, fragmented, and subject to rapid change. We compete with a variety of companies that provide software services, professional services, and managed services independently or on an integrated basis. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us could hurt our business and financial results. Furthermore, many of our current and potential competitors have longer operating histories; significantly greater financial, technical, product development, and marketing resources; greater name recognition; and a larger customer base than we do.

If we do not expand our customer base, we may never become profitable and our stock price will likely decline.

        The market for many of our products and services is newly emerging. As a result, we cannot accurately estimate the potential demand for them. We believe that market acceptance of many of our products and services will depend principally on our ability to:

  •
  timely develop or acquire products and services that meet changing customer needs;

  •
  effectively market our products and services;

  •
  hire, train, and retain a sufficient number of qualified sales and marketing personnel;

  •
  provide high-quality and reliable customer support for our products;

  •
  distribute and price our products and services in a manner that is more appealing to customers than that of our competitors;

  •
  develop a favorable reputation among our customers, potential customers, and participants in the software industry; and

  •
  withstand downturns in general economic conditions or conditions that would slow corporate spending on software products and professional services.

Our inability to accomplish any of the foregoing may limit our ability to expand our customer base. If our customer base does not expand, we may never become profitable and our stock price will likely decline.

Our success depends upon the market for Internet services, which, along with the general economy, is experiencing a downturn.

        During late 2000 and 2001, and particularly since September 11, 2001, the market for Internet services and technology experienced a significant decline. This decline is at least partly attributable to funding difficulties experienced by many companies, a general economic slowdown, and instability in the financial markets. These developments have caused many of our current and potential customers and clients to cancel, reduce, and/or delay some projects. A prolonged economic slowdown or continued uncertainty about the future of the market for Internet services also will adversely affect our business and financial results. If demand for our products and services does not improve, increased competition for business may result in significant decreases in the prices we charge for our products and services. The market for our products and services may not improve in a timely manner or to the extent necessary to allow us to achieve and sustain profitability or viability in the near future.

Our success will depend upon the ability of our products to work with a large variety of hardware, software, database, and networking systems.

        The success of our products will depend on the ability of our products to integrate and be compatible with customer systems, particularly hardware systems, operating systems, and data sources, as well as or better than competing products. The success of our products will also depend on the ability of our existing products to work well with one another, with new products we develop, and with new software developed by third parties. We currently serve, and intend to continue to serve, a customer base with a wide variety of hardware, software, database, and networking systems. If we cannot support an increasing number of systems in the future, we might not gain broad market acceptance.

Customers will be less likely to accept our products if we are unable to introduce in a timely manner new software products and enhancements that meet industry requirements.

        The market for our software products is subject to rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards that may render our existing products and services obsolete. As a result, unforeseen changes in customer and technological requirements for application features, functions, and technologies could limit our ability to develop market share or could rapidly erode our position in those markets in which we have an established presence. Our growth and future operating results will depend in part upon our ability to develop and introduce new applications that anticipate, meet, or exceed technological advances in the marketplace, meet changing customer requirements, respond to competitive products, and achieve market acceptance.

        New products, platforms, and language support typically require long development and testing periods. New products or enhancements may not be released according to schedule or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products, or customer claims against us, any of which could harm our business. Our product acquisition, development, and testing efforts have required, and are expected to continue to require, substantial investments. We may not possess sufficient resources to make these necessary investments.

        We also expect to develop and introduce new and enhanced versions of products as an integrated suite. In addition to the risks and uncertainties inherent in the development and introduction of new products, we will face significant challenges in developing and introducing new products and versions that work together effectively and allow customers to achieve the benefits of a broader product offering. We may not be able to identify or overcome these challenges.

If we cannot cross-sell the products and services of our acquired companies to our other customers, we will not achieve one of the expected benefits of our acquisitions.

        After we acquire a company, we intend to offer the products and services of that company to our existing customers and the customers of our other acquired companies, and to offer our products to the existing customers of the acquired company. One company's customers may not have an interest in the other companies' products and services. If we fail to cross market our products and services, we will not achieve one of the expected benefits of our acquisitions, and this failure could have a material adverse effect on our business, financial condition, and operating results.

Our business may be adversely affected if there are defects in our software or we are unable to acquire third-party software or hardware that is error-free.

        Software products as complex as those that we offer may contain errors that could occur at any point in a product's life cycle. We have, in the past, discovered software errors in certain of our products and have experienced delays in shipment or implementation of products or services during the period required to correct these errors. Despite extensive testing by us and by our current and potential customers, errors in our software may be found in the future. This could result in a loss of, or delay in, market acceptance and sales; diversion of development resources; injury to our reputation; or increased service and warranty cost. In particular, the call center environment is characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time consuming and will limit our ability to uncover all defects prior to shipment and installation at a customer's location. We also license certain software used in our products from third parties, and our products are designed to operate on certain hardware platforms manufactured by third parties. Third-party software or hardware may contain errors that we depend upon others to correct. These errors could cause problems with the installation and operation of our products, which could harm our business.

We may face potential liability to customers if our servers, systems, or products, or our customers' systems, fail.

        Our software, portal, and applications products and managed and professional services are often critical to the operation of our customers' businesses and provide benefits that may be difficult to quantify. If one of our servers, systems, or products, or a customer's system, fails, the customer could make a claim for substantial damages against us, regardless of our responsibility for that failure. The limitations of liability set forth in our contracts may not be enforceable in all instances and may not otherwise protect us from liability for damages. Our insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims. In addition, the insurer might disclaim coverage as to any future claim. If we experience one or more large claims against us that exceed available insurance coverage or result in changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, our business and financial results could be hurt.

We could lose our competitive advantage if we fail to adequately protect our proprietary rights, and any related litigation could be costly and time consuming.

        We rely on a combination of patent, copyright, trade secret, and trademark laws, confidentiality procedures, and contractual provisions to protect our proprietary rights in our products and technology. These measures may not be adequate to protect our trade secrets and proprietary technology. As a result, unauthorized third parties may copy or otherwise obtain and use our products or technology. We may not be able to detect all instances of infringement. Furthermore, we may be subject to additional risks as we enter into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protection of our rights may be ineffective in these countries. If we must engage in litigation to defend and enforce our intellectual property rights, either domestically or in other countries, we could face substantial costs and diversion of resources, regardless of the outcome of that litigation. Any future attempt by us to enforce our intellectual property rights might not be successful, might result in royalties that are less than the cost of such enforcement efforts, or might result in the loss of the intellectual property altogether. Even if we succeed in protecting our intellectual property, others may independently develop similar technologies or products that do not infringe on our intellectual property.

Other companies may claim that our products infringe their intellectual property rights, which could harm our business.

        Third parties may claim that we are infringing their intellectual property rights. We expect that the risk of infringement claims will rise as the number of products and competitors in our industry grows and the functionality of products in different industry segments overlaps. To develop our services and products, we may need to acquire licenses for intellectual property to avoid infringement of a third party's product. These licenses may not be available on commercially reasonable terms, if at all. Former employers of our present and future employees may assert claims that these employees improperly disclosed confidential or proprietary information to us. Any such claims could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to pay money damages or enter into royalty or licensing agreements. These royalty or licensing agreements may not be available on terms acceptable to us, if at all. In the event of a successful claim of product infringement against us and our failure or inability to license the infringed or similar technology on commercially reasonable terms, or at all, our business, operating results, and financial condition could be materially and adversely affected.

We may not be able to prevent online security breaches, which could interrupt our operations, damage our reputation, and expose us to liability.

        A party that is able to circumvent our security systems or the security systems of our customers could steal proprietary information or cause interruptions in our operations. Security breaches also could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies have coverage limits and exclusions that may prevent reimbursement for losses caused by security breaches. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We may need to expend significant additional capital and other resources to protect against security breaches or to alleviate problems caused by any breaches. Despite these efforts, we may not be able to prevent all security breaches.

Restrictions relating to the privacy of Internet users and the collection and use of online data could limit the utility of the personalization functionality of our products and, therefore, the attractiveness of those products to customers.

        One of the principal features of the products of eshare communications, Inc., Open Market, Inc., Eprise Corporation, and Data Return Corporation, each of which we recently acquired, and Delano Technology Corporation, which we recently agreed to acquire, is the ability to develop and maintain profiles of online users to assist business managers in personalizing content and in displaying tailored commercial offers to specific online users. By limiting the ways that this feature can be used, proposed and existing legal restrictions on the collection and use of information relating to Internet users could materially and adversely impact eshare's, Open Market's, Eprise's, Data Return's, and Delano's products. For example, legislation has been proposed in some jurisdictions that would regulate the practice of placing small information files, or "cookies," on a user's hard drive to gather information. Likewise, regulation of the practice of online preference marketing is also under consideration in many jurisdictions. Moreover, legislation regulating online and offline data collection is already in place in the United States and elsewhere, including the European Union. Although regulatory and legislative efforts in this area are relatively new and still developing, they continue to gain attention, and continued regulation and legislation in this area could adversely affect the demand for eshare's, Open Market's, Eprise's, Data Return's, and Delano's products.

Our key personnel have entered into non-compete agreements that could prevent us from engaging in certain activities and acquiring interests in some companies.

        Andrew J. Filipowski, our chairman and chief executive officer; Michael P. Cullinane, our executive vice president, chief financial officer, and treasurer and a director; and Paul L. Humenansky, our president and chief operating officer and a director, have entered into consulting and non-compete agreements with PLATINUM technology International, inc., now a wholly owned subsidiary of Computer Associates International, Inc. These agreements prohibit Mr. Filipowski until June 29, 2007, and each of Messrs. Cullinane and Humenansky until June 29, 2004, from participating or engaging, directly or indirectly, in the development, manufacture, marketing, or distribution of any products or services offered by PLATINUM as of March 29, 1999, or any products or services offered by PLATINUM after that date in the development of which they had actively participated. PLATINUM was, as of March 29, 1999, and continues to be, engaged in the business of developing, marketing, and supporting software products for managing information technology infrastructures and providing related professional services. As of March 29, 1999, PLATINUM also offered products and services for the creation, deployment, and management of Web content. Under these agreements, Messrs. Filipowski, Cullinane, and Humenansky also are prohibited from soliciting, or assisting another person to solicit or attempt to solicit, persons or entities that were current customers of PLATINUM or its affiliates before the end of the respective consulting periods of Messrs. Filipowski, Cullinane, and Humenansky, unless the solicitation of these customers is for goods or services unrelated to any activity that competes with PLATINUM.

        To manage divine's business effectively in light of these agreements, divine has consulted with PLATINUM and Computer Associates before making any acquisition to confirm that a breach of these agreements would not result. These consulting and non-compete agreements could limit our business opportunities, which could impair our success.

Delays in sales and the implementation cycle for CIM solutions and managed applications could adversely affect us.

        If we experience delays in, or cancellations of, sales or implementations of CIM solutions and managed applications, our business and financial results could be hurt. To sell these products, we generally must provide a significant level of education to prospective customers regarding their use and benefits. In addition, prospective customers generally make a significant commitment of resources in connection with the implementation of these products. For these and other reasons, the length of time between the date of initial contact with the potential customer and the installation and use of these solutions has generally been six months or more. Our implementation cycle could be lengthened in the future by delays over which we have little or no control, increases in the size and complexity of our installations, and the number of third-party systems with which our products must be integrated. In addition, any unexpected delays in individual implementations could generate negative publicity and expose us to liability claims from our customers.

Our strategy to expand our international operations is subject to many unique risks that may prevent us from maintaining or increasing our international revenues.

        A significant element of our business strategy is to expand our operations in international markets. For example, we expect our recent acquisitions of RoweCom, Open Market, eshare, and marchFIRST GmbH to significantly increase our international presence, as each of these companies generates a significant amount of its revenues outside the United States. This projected expansion will require significant management attention and financial resources. Because of the difficulty in penetrating new markets, we may not be able to maintain or increase international revenues. Our international operations are subject to a number of inherent risks, which will increase as the international operations expand, including:

  •
  significant volatility in the level and timing of business;

  •
  the impact of possible recessionary environments in economies outside the United States;

  •
  changes in foreign legal and regulatory requirements;

  •
  changes in tariffs;

  •
  the costs of localizing products for foreign markets and integrating products with foreign system components;

  •
  longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

  •
  difficulties and costs of staffing and managing foreign operations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences;

  •
  political and economic instability; and

  •
  the higher cost of foreign service delivery.

        Although expenses incurred in foreign countries typically have been denominated in the local currencies, revenues generated by international sales typically have been paid in U.S. dollars, British pounds, or Euros. We could experience fluctuations in currency exchange rates in the future that would have a material adverse impact on our international operations.

        Our growth in operations will likely depend upon the successful development of direct and indirect sales channels.

        Our ability to achieve significant revenue growth in the future will greatly depend on our ability to recruit and train sufficient technical and direct sales personnel and to outsource effectively our customer-support functions. We also believe that our future growth will depend on our ability to continue to develop and maintain indirect sales channels, including VARs and distributors. Additionally, our investment of significant resources to develop these indirect sales channels could adversely affect our operating results if they do not generate sufficient additional revenues.

        If we are unable to recruit and retain qualified VARs and distributors, our results of operations could be adversely affected. Increased indirect sales also could adversely affect our average selling prices and result in lower gross margins because lower unit prices typically are charged on sales made through indirect channels. Sales of products through indirect channels will reduce our gross profits from our services because VARs and distributors provide these services.

        As indirect sales increase, our direct contact with our customer base will decrease, and we may have more difficulty accurately forecasting sales, evaluating customer satisfaction, and recognizing emerging customer requirements. In addition, VARs and distributors may develop, acquire, or market products competitive with our products. Our strategy of marketing products directly to customers and indirectly through VARs and distributors may result in distribution channel conflicts. Our direct sales efforts may compete with those of our indirect channels and, to the extent different VARs and distributors target the same customers, VARs and distributors may also come into conflict with each other. Any channel conflicts that develop may have a material adverse effect on our relationships with VARs and distributors or hurt our ability to attract new VARs and distributors.

The market price of our common stock may continue to be volatile, which could cause litigation against us and prevent our stockholders from reselling their shares at or above the prices at which they acquired them.

        From our initial public offering in July 2000 through the date of this report, the price per share of our common stock has ranged from a high of $12.44 to a low of $0.42. The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations due to various factors, many of which are beyond our control, including:

  •
  quarterly variations in operating results;

  •
  volatility in the stock market;

  •
  volatility in the general economy, including as a result of any additional terrorist attacks or responses to terrorist attacks;

  •
  changes in interest rates;

  •
  announcements of acquisitions, technological innovations, or new software, services, or products by us or our competitors; and

  •
  changes in financial estimates and recommendations by securities analysts.

        In addition, there have been large fluctuations in the prices and trading volumes of securities of many technology, Internet, CRM, and CIM product and related professional-service companies. Broad market and industry factors may decrease the market price of our common stock. As a result, our stockholders may be unable to resell their shares of our common stock at or above the prices at which they were acquired. In the past, volatility in the market price of a company's securities has often led to securities class action litigation. This litigation could result in substantial costs to us and divert our attention and resources, which could harm our business. Declines in the market price of our common stock or failure of the market price to increase could also harm our ability to retain key employees, our access to capital, and other aspects of our business, which also could harm our business.

Our stockholder rights plan and provisions in our certificate of incorporation, our by-laws, and Delaware law could delay or deter tender offers or takeover attempts that may offer our stockholders a premium for their common stock.

        Our stockholder rights plan and provisions in our certificate of incorporation, our by-laws, and Delaware law could make it more difficult for a third party to acquire control of us, even if that transaction would be beneficial to our stockholders. These impediments include:

  •
  the rights issued in connection with the stockholder rights plan that will substantially dilute the ownership of any person or group that acquires 15% or more of our common stock unless the rights are first cancelled or redeemed by our board of directors, in its discretion;

  •
  the classification of our board of directors into three classes serving staggered three-year terms;

  •
  the ability of our board of directors to issue shares of preferred stock with rights as it deems appropriate without stockholder approval;

  •
  a requirement that special meetings of our board of directors may be called only by our chairman, president, or a majority of our board of directors;

  •
  a prohibition against action by written consent of our stockholders;

  •
  a requirement that our stockholders comply with advance-notice provisions to bring director nominations or other matters before meetings of our stockholders; and

  •
  the adoption of a provision of Delaware law that prohibits us from entering into some business combinations with interested stockholders without the approval of our board of directors.

        The existence of the stockholder rights plan and these provisions may deprive our stockholders of an opportunity to sell their shares at a premium over prevailing prices. The potential inability of our stockholders to obtain a control premium could adversely affect the market price for our common stock.

ITEM 2.    PROPERTIES

        Our corporate headquarters and principal operating facilities are currently located in approximately 126,000 square feet of leased space at 1301 N. Elston Avenue, Chicago, Illinois, which is rented under a lease with 8 years remaining. We also have administrative and other offices in approximately 76,000 square feet of office space in Lisle, Illinois, which is rented under a lease with nine years remaining, and an office for our professional services group in approximately 50,000 square feet of office space in Chicago, Illinois, which is rented under a lease with nine years remaining.

        We also have a number of other substantial offices that we have assumed in connection with our various business acquisitions. These offices include:

  •
  approximately 120,000 square feet of office space in Burlington, Massachusetts, which is the former headquarters of Open Market, Inc. and is rented under a lease with eight years remaining;

  •
  approximately 100,000 square feet of office space in Irving, Texas, which is the former headquarters of Data Return Corporation and is rented under a lease with approximately 65,000 square feet with one year remaining and approximately 35,000 square feet with four years remaining;

  •
  approximately 100,000 square feet of office space in Norcross, Georgia, which is the former headquarters of eshare communications, Inc. and is rented under a lease with four years remaining; and

  •
  approximately 78,000 square feet of office space in Framingham, Massachusetts, which is the former headquarters of Eprise Corporation and is rented under a lease with nine years remaining.

        We are also leasing space for operational, professional services group, sales, and support centers located throughout North America, Europe, Asia, and Australia.

        Our offices are sufficient to meet our present needs, and we do not anticipate any difficulty in securing additional office space, as needed, on terms acceptable to us. We are also attempting to sublease or terminate various of the leases for offices of the businesses that we acquired as we consolidate and integrate our acquired business operations, eliminate redundancies, and reduce our workforce.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to various claims and litigation that involve routine matters incidental to the operation of our business. In addition, we are a party to the following legal proceedings.

  El Universal On Line de Mexico, S.A. de C.V. v. Open Market, Inc.

        On September 14, 2001, Open Market, Inc., which we acquired on October 19, 2001, was served with a complaint filed on behalf of El Universal On Line de Mexico, S.A. de C.V. in the Middlesex County Superior Court for the Commonwealth of Massachusetts. The complaint alleges, among other things, that certain Open Market software purchased by El Universal through a representative of Open Market did not perform as warranted or represented, that Open Market breached implied warranties on international sale of goods, and that it fraudulently induced El Universal to purchase the software. El Universal is claiming damages, including consequential damages for, among other things, loss of business, of approximately $5,000,000. We filed a motion to dismiss the case in October 2001. We are in the early stages of the litigation. We intend to defend the case vigorously.

  In re Open Market, Inc. Securities Litigation

        Six putative class actions were filed between June 14, 2000 and August 10, 2000, against Open Market and certain of its officers and directors in the United States District Court for the District of Massachusetts. These actions, each filed on behalf of an alleged class of Open Market stockholders who purchased Open Market common stock between November 18, 1999 and April 18, 2000, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In particular, they allege, among other things, that during the putative class period, the defendants sought to mislead the investing public by overstating Open Market's prospects and the quality of its products. The plaintiffs are seeking monetary damages and other appropriate relief. On January 25, 2001, the court entered an order consolidating these actions into one action. This consolidated case is captioned: In re: Open Market Securities Litigation, C.A. No. 00-CV-11162. On April 13, 2001, the plaintiffs filed their consolidated class action complaint. On May 29, 2001, Open Market filed a motion seeking dismissal of all counts of the consolidated complaint. On August 3, 2001, the plaintiffs' filed their motion in opposition to the defendants' motion to dismiss. On September 7, 2001, the defendants filed their reply to the plaintiffs' opposition motion. On November 20, 2001, the court heard oral argument on the defendants' motion to dismiss. We are in the early stages of the litigation, but we believe Open Market and the other defendants have meritorious defenses against this suit. If the court denies the motion to dismiss, we intend to defend the case vigorously.

  International Marketing Corporation (IMC) v. Melita International Corporation (eshare communications, Inc.)

        IMC is a former customer of eshare communications, Inc., which we acquired on October 23, 2001. IMC purchased, from eshare, software and maintenance on a PhoneFrame network obtained from AT&T. In May 1999, IMC filed suit in Ontario, Canada against eshare and AT&T. This lawsuit alleges breach of contract, negligence, misrepresentation, and/or conspiracy, and claims damages of $10,000,000. Notwithstanding this claim, IMC recently offered to settle the case for $250,000. eshare declined the settlement offer, and discovery is scheduled to begin in the near future. We are in the early stages of the litigation, and intend to defend the case vigorously.

  Rifkin et al v. RoweCom

        On February 22, 2001, RoweCom Inc., which we acquired on November 6, 2001, was served with a lawsuit brought by two former employees and shareholders of RoweCom, David Rifkin and Julie Beckerman. In that case, the plaintiffs alleged that RoweCom had breached its employment agreements with the plaintiffs, resulting in constructive termination of their employment with RoweCom. In addition, the plaintiffs alleged that RoweCom failed to register certain securities with the Securities and Exchange Commission, causing the plaintiffs to be unable to sell their RoweCom stock at an advantageous price. The lawsuit seeks damages of $1,400,000. We are in the early stages of the litigation. RoweCom believes that the lawsuit is without merit and we intend to defend the case vigorously.

  In re RoweCom & Data Return Initial Public Offering Securities Litigation

        RoweCom and Data Return are each one of numerous companies that have been named as defendants by purchasers of securities in public offerings in certain purported class actions brought in the U.S. District Court for the Southern District of New York, In re: Initial Public Offering Securities Litigation, 21 MC 92 (SAS), On behalf of Plaintiff, et al. v. RoweCom Inc., et al., and On behalf of Plaintiff, et al. v. Data Return Corp., et al. The complaints also name one or more of each company's underwriters and certain officers and directors of each company in their respective initial public offerings. The complaints allege violations of the federal securities laws regarding statements in each company's initial public offering registration statement and prospectus concerning the underwriters' activities in connection with the underwriting of each company's common shares to the public. The actions seek rescission of the plaintiff's alleged purchases of common shares and other damages and costs associated with the litigation. Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 100 other companies.

        We are in the early stages of this litigation, believe that we have meritorious defenses to these lawsuits, and will vigorously defend them.

  CyberGuard Corporation v. Data Return Corporation

        On November 2, 2001, CyberGuard Corporation filed a lawsuit against Data Return in the United States District Court of the Southern District of Florida alleging Data Return breached a Master Purchase and Sale Agreement by discontinuing the purchase of certain hardware and software firewalls. CyberGuard is seeking, among other remedies, damages of approximately $4,200,000. Data Return has responded that the firewalls never functioned properly and that it was not obligated to purchase malfunctioning equipment. We have denied all of CyberGuard's allegations and have moved to dismiss the complaint. We intend to defend the case vigorously.

  Electro Rent Corp. v. divine, inc.

        Electro Rent Corp filed suit against divine, inc. alleging breach of contract, unjust enrichment and conversion in connection with certain leased equipment. Electro Rent is seeking, among other remedies, approximately $1,200,000. divine has recently answered the complaint. We intend to defend the case vigorously.

  Aero Fulfillment Services, Inc. v. Oracle Corporation. and divine/Whitman-Hart, inc.

        On December 1, 2001, Aero Fulfillment Services, Inc. ("Aero") filed suit against Oracle Corporation and divine/Whitman-Hart, Inc ("dWH") alleging breach of contract, unjust enrichment/restitution, negligent misrepresentation, and breach of fiduciary duty by dWH. Aero is seeking in excess of $1,500,000 in damages from dWH. dWH believes that these claims are without merit as the conduct at issue occurred prior to dWH's acquisition of certain of the assets of marchFIRST, Inc. and dWH did not assume responsibility for the liability attendant to such conduct.

        Aero has yet to effect service of process on dWH in this action. Representatives of Aero and dWH are currently engaged in settlement discussions, though no settlement has been reached. If a settlement cannot be reached and Aero effects service of process on dWH, we intend to vigorously defend this action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following summarizes the votes of our stockholders at a Special Meeting of Stockholders held on October 19, 2001:

Matter	For	Against	Abstain	Non-Vote	Shares Voted
Proposal to approve the issuance of divine, inc. Class A common stock in the merger with eshare communications, Inc.	110,140,342	514,779	93,466	0	110,748,587
Proposal to approve the issuance of divine, inc. Class A common stock in the merger with Open Market, Inc	110,098,730	512,974	136,883	0	110,748,587

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our class A common stock is traded on the Nasdaq National Market, Inc. ("Nasdaq") under the symbol "DVIN." On December 31, 2001, the last reported sale price of our common stock on Nasdaq was $0.74 per share. At March 27, 2002, there were approximately 2,250 record holders of our common stock. The table below sets forth the high and low sales prices per share of our common stock on Nasdaq for the periods indicated.

        We have not paid any dividends on our common stock. We intend to continue to retain any earnings to finance our growth and for general corporate purposes. We do not anticipate paying any dividends in the foreseeable future.

Market Information

	Common Stock
	High	Low
Period From July 11, 2000 (initial public offering):
3rd Quarter	$12.44	$3.62
4th Quarter	4.25	1.00
Year Ended December 31, 2001:
1st Quarter	$2.06	$1.00
2nd Quarter	2.85	1.09
3rd Quarter	2.15	0.55
4th Quarter	0.85	0.42

Recent Sales of Unregistered Securities

        We issued 5,500,000 shares of our class A common stock in December 2001 to pay, in full, promissory notes issued to the former stockholders of Synchrony Communications, Inc. in connection with our acquisition of 100% of the stock of Synchrony in October 2001. We also issued warrants to purchase 44,756 shares of our class A common stock in connection with this acquisition in October 2001.

        In October 2001, we acquired, through divine/Whitman-Hart, inc., one of our wholly owned subsidiaries, the assets of marchFIRST, Inc.'s HostOne application hosting unit. We issued 8,196,722 shares of our class A common stock to Microsoft Corporation in exchange for the cancellation of debt owned by marchFIRST to Microsoft in connection with this acquisition in October 2001.

        In November 2001, we issued 8,000,000 shares of our class A common stock in connection with our acquisition of the 62.6% of Latin Amercian Econetworks N.V. (known also as Dolphin Interventures) that we did not already own.

        In November 2001, we issued 165,667 shares of our class A common stock to certain former management of SageMaker, Inc. in connection with our acquisition of SageMaker in May 2001.

        In December 2001, we issued 255,937 shares of our class A common stock to certain former employees of Parlano, Inc. in connection with our acquisition of Parlano in September 2001.

        In December 2001, we issued 4,801,368 shares of class A common stock in connection with our acquisition of Softmetric, Inc.

        Unless otherwise noted, all of our class A common stock issued in the transactions described above were issued in transactions exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data has been derived from our audited consolidated financial statements for the years ended December 31, 2001 and 2000 and the period from May 7, 1999 (inception) through December 31, 1999. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

			Period from May 7, 1999 (inception) through December 31, 1999
	Years Ended December 31,
	2001	2000
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues	$199,598	$44,079	$1,037
Total operating expenses	531,270	346,621	10,465
Net loss applicable to common stockholders	(369,824)	(528,182)	(12,927)
Basic and diluted net loss per share applicable to common stockholders	$(2.06)	$(7.84)	$(4.59)
Shares used in computing basic and diluted net loss per share	179,224,722	67,390,746	2,816,074

	December 31,
	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$104,480	$252,533	$162,841
Working capital	79,907	254,228	138,280
Total assets	874,711	420,181	238,872
Long-term obligations	101,294	7,777	281
Total stockholders' equity	$251,759	$367,883	$205,234

        For an explanation of the determination of the number of shares used in computing basic and diluted net loss per share, see Note 1(p) of the notes to our consolidated financial statements.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        We provide extended enterprise solutions for our base of over 20,000 customers. We offer Web-based software and technology that allows the critical business units and functional areas of our clients to operate in a more cohesive manner. We also offer the services necessary to deploy these software solutions and to integrate them with existing software and technical systems. Our product and service offerings allow us to provide a comprehensive solution for our clients. Additionally, we offer our customers a single point of accountability as our solutions extend across the enterprise. Our extended enterprise solution is comprised of the following key components:

  divine Professional Services combines our knowledge of how to design and deploy software solutions with our expertise in technology, infrastructure, and marketing services and offers services for legacy systems integration, brand extension, call center automation, business process optimization, operational strategy consulting, SAP installation, supply chain and customer management, and technology infrastructure consulting.

  divine Software Services deploys software solutions that focus on collaboration, workflow, and relationship and content management such as voice-based customer contact tools, auto-response applications, telephony webinars (Web-based seminars), secured messaging, team interaction, content acquisition, organization and management, content delivery, and training programs.

  divine Managed Services builds, hosts, manages, monitors, and secures clients' critical applications by offering design and engineering of managed hosting solutions; installation, configuration, and testing of hardware and software systems; ongoing maintenance, back-ups, and upgrades; performance and security monitoring; and technical support.

        We focus on Global 5000 and high-growth middle market firms, government agencies, and educational institutions. We expect that our revenues in future periods will be generated principally through our extended enterprise solutions.

        We began operations as divine interVentures, inc. on June 30, 1999, engaging in business-to-business e-commerce through a community of associated companies in which we invested. In 1999 and 2000, we acquired interests in 40 associated companies, established a total of 13 associated companies when we identified opportunities consistent with our former business strategy, and also further developed our operational procedures and capabilities.

        In February 2001, we announced our strategy to primarily focus on enterprise Web solutions and changed our name to divine, inc. Since that time, we have not reflected separately our interests in associated companies that provide solutions for the extended enterprise. Instead, the operations of these businesses are considered a part of our core business strategy. Our remaining associated companies, offering software and services focused on e-commerce and vertical markets, were included in our divine interVentures segment. As of December 31, 2001, we have completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities. We do not expect to invest additional funds into these companies in future periods.

        Through integrating the products and services of acquired companies into our infrastructure, we extend a broader array of offerings and delivers greater value to all our constituencies. We introduce combined product suites to gain financial and market leverage from incremental revenue and operational efficiencies of integration.

        Since January 2001, we have completed numerous acquisitions, including:

  •
  March 2001, SageMaker—an enterprise information portal solutions company. This acquisition brings a key component to our existing enterprise information portal solution.

  •
  April 2001, certain assets of marchFIRST—a leading Chicago-based provider of enterprise e-business solutions, including marchFIRST's Central Region business unit, accounts receivable, SAP implementation practice, VAR unit, Blue Vector venture capital arm, and certain regional operations. This acquisition provides a broad range of enterprise technology, e-business strategy, brand-building services and application hosting, all of which deepen our extended enterprise solutions.

  •
  May 2001, DataBites, Inc.—a software development company that develops both wireless and wired Web content delivery applications. DataBites' technology provides our enterprise portal solutions instant integration capabilities with internal and external Web-based applications and resources.

  •
  August 2001, Fracta Networks—a provider of user-centric content management solutions. This acquisition expands and further complements the suite of personal information management tools available within our enterprise portal solutions.

  •
  September 2001, certain assets of marchFIRST GmbH—including the assets that comprised its former Munich and Hamburg operations. This acquisition, with its global client base and deep professional services expertise, represents a milestone in our international expansion strategy.

  •
  October 2001, Open Market, Inc.—a provider of content-driven e-business solutions that enable enterprises to better manage interactions with their site visitors, customers, employees and channels. Open Market's Java 2 Enterprise Edition, or J2EE, infrastructure enables the seamless integration of our current suite of content-driven e-business applications, as well as supports the development and deployment of future applications.

  •
  October 2001, eshare communications, Inc.—a leading provider of Customer Interaction Management (CIM) solutions. eshare's offerings, added to our collaborative applications, portal technology, Web Services infrastructure, knowledge resources, and delivery capability, give our combined client base the ability to deploy extended enterprise applications that build customer loyalty and branding within their targeted communities.

  •
  October 2001, Synchrony Communications—an innovative CIM suite provider. This acquisition enhances our CIM technology offerings with Synchrony's highly ranked interaction management applications. In concert with our acquisition of eshare communications, Inc., this positions us as an industry leader in providing solutions for the customer interaction cycle including inbound and outbound call management.

  •
  October 2001, Intira Corporation and HostOne—application services management providers. These acquisitions establish us as a foremost provider of facilities-based managed applications services.

  •
  November 2001, RoweCom, Inc.—a global provider of high-quality service and e-commerce solutions for purchasing and managing print and e-content knowledge resources.

  •
  December 2001, Eprise Corporation—a supplier of content management solutions. This acquisition broadens our content management solution offerings, and positions us as one of the first companies to address the entire spectrum of content management and delivery needs. Eprise Participant Server's industry-leading capabilities for putting content contribution and management in the hands of business users, as well as its ease of implementation and deployment, extend our ability to supply content management solutions that fit any corporate need.

  •
  December 2001, SoftMetric Inc.—a provider of telephone call center management software.

  •
  January 2002, Data Return Corporation—a provider of advanced managed hosting services based on Microsoft technologies. Data Return provides these services to businesses seeking to outsource the deployment, maintenance, and support of their complex Web sites. Its services include providing, configuring, operating, and maintaining the hardware, software, and network technologies necessary to implement and support these Web sites. Data Return also offers additional services options, such as scalability and architecture testing, storage solutions, and a suite of security services, including firewalls.

  •
  January 2002, Northern Light Technology—a leading provider of search and content integration solutions for enterprises. The acquisition of Northern Light's award-winning premium content services, enterprise search technology, and ecommerce transaction engine enhances our comprehensive integrated content, collaboration, and knowledge solutions for the extended enterprise.

  •
  February 2002, RWT Corporation (d/b/a Real World Technology, Inc.)—a leading provider of production management and tracking software to manage data across the supply chain and improve plant productivity. Real World Technology's manufacturing execution application is a core component of our vertical-specific solutions for the manufacturing industry.

  •
  March 2002, Delano Technology Corporation—agreed to be acquired by us in a stock-based transaction that is subject to the approval of Delano's stockholders. Delano offers customer relationship management software that incorporates advanced analytics with interaction capabilities on a flexible and scalable technology platform.

        We anticipate that the integration of these companies into our products and services offering will help us to deliver a combination of professional services, software services, and managed services to our customers. Our business strategy includes the acquisition of other businesses that are complementary to ours, including other providers of enterprise software products or professional services.

Effect of Various Accounting Methods on the Consolidated Financial Statements

        As previously discussed, we have held ownership interests in many associated companies since our inception. Under our new strategic focus, our acquisitions are almost exclusively acquisitions of 100% of the stock of certain companies that fit our operating strategy. The following discussion regarding the principles of consolidations is meant to explain how we accounted for investments in associated companies focused on e-business and vertical markets, which accounted for the majority of our consolidated operations in 1999 and 2000. These companies were considered part of our divine interVentures portfolio throughout 2001. The significance of the operations of these associated companies on our consolidated operations decreased throughout 2001, and as of December 31, 2001, we had completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities.

  Consolidation

        Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company. As of December 31, 2001, we did not reflect any minority interest liability on our consolidated balance sheet. The results of operations of our consolidated associated companies are reflected in our consolidated financial statements from the acquisition date of the related company.

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

Results of Operations

        We were formed in May 1999. The discussion below regarding our results of operations includes comparisons between the year ended December 31, 2001, the year ended December 31, 2000, and the period from May 7, 1999 (inception) through December 31, 1999 (period ended December 31, 1999). However, as of December 31, 1999, our business was in the very early stage and consisted mainly of a relatively small number of equity interests in business-to-business internet companies (associated companies). Additionally, for the year ended December 31, 2000, our operations were derived almost exclusively from our ownership interests in these associated companies, many of which were in the early stages of devlopment. Throughout 2001, as we have acquired companies that fit into our strategy of providing extended enterprise solutions, these associated companies have accounted for a continuously decreasing portion of our operations. The changes in our core business since our inception significantly affect the comparability of our operations for the year ended December 31, 2001, the year ended December 31, 2000, and the period ended December 31, 1999, so as to make such a comparison almost meaningless.

  Year Ended December 31, 2001 vs. Year Ended December 31, 2000

  General

        Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering extended enterprise solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Our operations for the year ended December 31, 2001 were considerably different than our operations for the year ended December 31, 2000. This is because, beginning in 2001, we changed our business strategy from being an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies to becoming a leader in Web-based solutions for the extended enterprise. Our operations during this period were significantly affected by our acquisitions in 2001, which have provided us with a larger customer base and an increased revenue stream. During the year ended December 31, 2000, our operations resulted primarily from our consolidated associated companies in the business-to-business e-commerce sector, many of which were in the early stages of development and generated significant losses with comparably low revenue. All of these consolidated associated companies have discontinued operations, have been sold, or are now included as part of our core business strategy. Additionally, we held investment interests in eight associated companies accounted for under the equity method of accounting as of December 31, 2001 which carried no book value on our consolidated balance sheet as of that date. Conversely, we held investment interests in 15 associated companies accounted for under the equity method as of December 31, 2000 that carried approximately $57,000,000 of book value on our consolidated balance sheet as of that date. This decrease in equity-method associated companies has led to decreases in our equity in losses of associated companies.

  Revenues

        We generated revenues totaling $199,598,000 for the year ended December 31, 2001, which is an increase of $155,519,000 over revenues of $44,079,000 for the year ended December 31, 2000. The total revenues for the year ended December 31, 2001 included $46,224,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $26,567,000 from software sales contracts, $8,020,000 from sales of computer hardware, and $8,702,000 from sales of content. Revenues generated from sales of content, as well as $20,303,000 of the revenues generated from software sales contracts, was generated in the fourth quarter of 2001. The increase in these revenues in the fourth quarter reflects the impact on our revenues of significant acquisitions during the quarter, namely RoweCom (content) and eshare, Open Market, and Eprise (software sales contracts). The total revenues also included $153,374,000 from the sale of services, generated almost exclusively by our software, services and hosting segment, which included $137,554,000 from the operations of divine/Whittman-Hart, $7,042,000 from managed services, and $3,712,000 from software implementation services. At December 31, 2001, we had deferred revenue of $303,663,000, of which $269,316,000 related to sales of content. This deferred revenue will result in a significant increase in our revenues recognized during 2002.

        For the year ended December 31, 2000, we generated revenues of $44,079,000. The total revenues for the year ended December 31, 2000 included $5,316,000 from the sale of products, including $2,267,000 related to on-line sales of retail goods and $2,787,000 related to software sales contracts. The total revenues also included $38,763,000 from the sale of services, including $9,646,000 from web design services, $6,396,000 from marketing and public relations services, $4,524,000 from software maintenance contracts, $4,446,000 from Web-based advertising, $3,492,000 from facilities management, $2,388,000 from hosting services, and $2,296,000 from inventory management services. Revenues of $8,605,000 were generated from transactions with our equity method associated companies for the year ended December 31, 2000.

  Cost of Revenues

        For the year ended December 31, 2001, our cost of revenues were $179,853,000, exclusive of $740,000 of amortization of stock-based compensation. This is an increase of $139,642,000 over the $40,211,000 (exclusive of $1,274,000 of amortization of stock-based compensation) cost of revenues we incurred for the year ended December 31, 2000. Cost of revenues for the year ended December 31, 2001 included $155,963,000 of direct costs of providing services, which consisted principally of $138,735,000 of salaries and benefits, $3,685,000 of rent and facilities services,$5,646,000 of travel costs, and $5,199,000 of office and computer supplies expense. Cost of revenues for 2001 also included $23,890,000 of direct costs of providing products. Of the direct costs of providing products, $19,106,000 was incurred in the fourth quarter of 2001. The increase in these costs in the fourth quarter reflects the impact on our cost of revenues of significant acquisitions during the quarter, namely RoweCom, eshare, Open Market, and Eprise. At December 31, 2001, we had deferred publisher costs of $238,522,000 related to sales of content. These deferred costs will result in a significant increase in our cost of revenues recognized during 2002.

        Cost of revenues for the year ended December 31, 2000 included $35,941,000 of direct costs of providing services, consisting primarily of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues for 2000 also included $4,270,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

        For the year ended December 31, 2001, we incurred selling, general, and administrative expenses of $176,649,000, exclusive of $8,613,000 of amortization of stock-based compensation. This represents an increase of $26,205,000 over the $150,444,000 (exclusive of $46,367,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the year ended December 31, 2000. These expenses for the year ended December 31, 2001 consisted primarily of $93,887,000 of employee benefits and related compensation, $12,143,000 of travel costs, $20,064,000 of facility costs, consisting primarily of rent expense, $12,120,000 of fees for professional services, including legal, consulting, and accounting, and $11,268,000 of depreciation expense.

        Selling, general, and administrative expenses for the year ended December 31, 2000 consisted primarily of $73,606,000 of employee benefits and related compensation, $16,289,000 of marketing costs, $12,000,000 of travel costs, $9,820,000 of facility costs, consisting primarily of rent expense, and $9,752,000 of fees for professional services, including legal, consulting, and accounting.

  Research and Development Expenses

        For the year ended December 31, 2001, we incurred research and development expenses of $37,004,000 exclusive of $314,000 of amortization of stock-based compensation. This represents an increase of $24,968,000 over the $12,036,000 (exclusive of $428,000 of amortization of stock-based compensation) of research and development expenses for the year ended December 31, 2000. These expenses for the year ended December 31, 2001 consisted primarily of $27,636,000 of employee benefits and related compensation, $2,833,000 of professional fees, and $2,486,000 of facility costs. Research and development expenses for the year ended December 31, 2000 consisted primarily of $5,792,000 of employee benefits and related compensation, $2,677,000 of professional fees, and $1,779,000 of marketing expenses.

  Bad Debt Expense

        For the year ended December 31, 2001, we recorded bad debt expense of $23,379,000. This represents an increase of $17,193,000 over the $6,186,000 of bad debt expense recorded for the year ended December 31, 2000. Bad debt expense for the year ended December 31, 2001 related mainly to accounts receivable of the publicly traded companies acquired by us in the fourth quarter of 2001, as well as uncollectible accounts receivable of divine/Whittman-Hart.

  Amortization of Intangible Assets

        For the year ended December 31, 2001, we incurred amortization expense of $16,091,000 on our goodwill and other intangible assets. This represents a decrease of $4,997,000 from the $21,088,000 of amortization expense recorded by us for the year ended December 31, 2000. The decrease is mainly due to the fact that our goodwill and other intangible assets were significantly reduced in the last half of 2000 because of impairment charges.

  Acquired Technology—In-process Research and Development

        For the year ended December 31, 2001, we recorded in-process research and development charges of $13,741,000. Acquired in-process technology charges relate to acquisitions in which a portion of the purchase price was allocated to acquired in-process technology and expensed immediately because the technology acquired had not reached technological feasibility based on the status of design and development activities. No such charges were recorded during the year ended December 31, 2000.

  Impairment of Intangible and Other Assets

        For the year ended December 31, 2001, we recorded impairment charges of $37,864,000 related to intangible and other assets. This represents a decrease of $19,762,000 from the $57,626,000 of similar impairment charges recorded for the year ended December 31, 2001. These charges included, but were not limited to, write-offs of our goodwill and other intangible assets associated with our acquisitions of SageMaker and DataBites, and our acquisition of certain assets of marchFIRST. Also included in these impairment charges for the year ended December 31, 2001 was our write-off of notes receivable from certain of our employees related to the exercise of stock options and costs associated with an agreement to shut down the operations of Emicom.

        For the year ended December 31, 2000, we recorded impairment charges of $57,626,000 for other than temporary declines in the carrying value of certain consolidated associated companies. These charges included, but were not limited to, write-offs of our investments in BeautyJungle, Brandango, and OfficePlanIt, each of which have ceased all meaningful operations.

  Impairment of Prepaid Co-location and Bandwidth Services

        For the year ended December 31, 2001, we recorded impairment charges of $25,000,000 on prepaid co-location and bandwidth services. This prepaid asset was originally recorded when we entered into an agreement with Level 3 Communications for the purchase of a minimum of $100,000,000 of co-location and bandwidth services over a four-year period. Of this amount, $25,000,000 would have been credited to us as consideration for Level 3's purchase of our common shares in a private placement concurrent with our IPO in July 2000. In August 2001, we agreed to repurchase the 5,555,555 shares of our Class A common stock owned by Level 3 in exchange for $5,555,555 and warrants to purchase 2,200,000 shares of our class A common stock at an exercise price of $1.19 per share. We also agreed to cancel our agreement relating to the purchase of $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000.

  Impairment of Facilities

        For the year ended December 31, 2001, we recorded impairment charges of $12,022,000 related mainly to certain operating leases of divine/Whittman-Hart. These charges consisted of the net value of future cash payments to honor operating leases on facilities that we are no longer utilizing. For the year ended December 31, 2000, we recorded an impairment charge of $10,961,000, including declines in the carrying value of property owned by us, improvements made to properties that we no longer consider recoverable and charges related to certain of our operating leases, consisting mainly of the net value of future cash payments to honor operating leases on facilities that we are no longer utilizing.

  Amortization of Stock-Based Compensation

        For the year ended December 31, 2001, we incurred a non-cash expense of $10,200,000 related to the issuance, prior to our initial public offering (IPO), of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. We also incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the year ended December 31, 2001, we recovered $665,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 99,362 shares of restricted class A common stock that were previously owned by terminated employees.

        During September 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our stock incentive plan prior to our IPO to $9.00 being the IPO price of our class A common stock, if the exercise price of such options or the purchase price of such restricted shares was greater than the IPO price, and if the holder agreed to the change. We also repurchased during September 2000, 3,820,735 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, at the respective exercise prices, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price, as adjusted, was refunded to these holders. As a result of the downward repricing of restricted shares and options, we recorded a one-time stock-based compensation charge of $3,209,000. Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense for any amount by which the fair value of our class A common stock exceeds $9.00 per share during the remaining vesting period. For the year ended December 31, 2000, we repurchased an additional 613,774 shares of restricted class A common stock from terminated employees.

        From January 1, 2000 through September 21, 2000, we incurred an additional non-cash expense of $5,896,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, we accelerated our recognition of the remaining $18,330,000 of stock-based compensation related to these shares.

  Interest Income and Expense

        Interest income for the year ended December 31, 2001 was $8,932,000 and was earned from the investment of our available cash balances. This is a decrease of $6,651,000 from the $15,583,000 of interest income earned during the year ended December 31, 2000. Interest expense for the year ended December 31, 2001 was $3,681,000 and was incurred primarily from our long-term debt. This is an increase of $1,824,000 over the $1,857,000 of interest expense incurred during the year ended December 31, 2000, which was incurred primarily from notes payable to associated companies.

  Other Expense, Net

        Other expense, net for the year ended December 31, 2001 was $4,135,000. This is an increase of $3,834,000 over the $301,000 of other expense for the year ended December 31, 2000. Other expense, net for the year ended December 31, 2001 consisted primarily of other than temporary declines in fair value of $14,711,000 and $4,181,000 in our available-for-sale investments in CMGI, and 360networks, respectively, offset by the sale of our investments in Farms.com, Ltd. and Sequoia Software Corporation, which resulted in realized gains of $7,225,000 and $6,611,000, respectively. Additionally, we recorded a gain on disposal of assets of $367,000 and other net gains of $554,000.

  Income Taxes

        We recorded no income tax provision or benefit for the years ended December 31, 2001 and 2000. Because we have no history of taxable income through December 31, 2001, the tax benefit associated with our net losses has been fully reserved. As of December 31, 2001 we had total net operating loss carryforwards of $116,546,000, of which $27,608,000 may be utilized by us to reduce future consolidated taxable income, if any. Of the total net operating loss carryforwards, $43,235,000 are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. Of the total net operating loss carryforwards, $45,703,000 relate to pre-acquisition net operating losses attributable to acquired companies. Our ability to utilize such pre-acquisition losses is substantially limited by current tax laws. In addition, our utilization of the net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of prior ownership changes. The net operating loss carryforwards will expire from 2019 through 2021.

        In assessing whether or not the deferred tax assets will be realized, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of December 31, 2001.

  Minority Interest

        Minority interest of approximately $4,270,000 and $18,169,000 represents the non-controlling stockholders' share of our consolidated associated companies' net losses for the years ended December 31, 2001 and 2000, respectively.

  Net Gain on Stock Transactions of Associated Companies

        Net gain on stock transactions of associated companies of $667,000 for the year ended December 31, 2001 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments and other stock transactions of these associated companies. The net gain for the year ended December 31, 2001 was attributable to issuances of stock by Outtask, which accounted for $199,000, and other associated companies, which accounted for $468,000. Net gain on stock transactions of associated companies of $4,375,000 for the year ended December 31, 2000 was attributed mainly to issuances of stock by Launchworks, which accounted for $4,430,000 and closerlook, which accounted for $847,000. The gain was reduced by a loss of $1,011,000 resulting from the redemption of shares by Mercantec.

  Equity in Losses of Associated Companies

        Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled $13,317,000 in net losses for the year ended December 31, 2001 and $53,627,000 in net losses for the year ended December 31, 2000. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $6,287,000 for the year ended December 31, 2001 and $36,994,000 for the year ended December 31, 2000.

  Impairment of Investment in Equity Method and Cost Method Associated Companies

        For the year ended December 31, 2001, we recorded impairment charges of $36,633,000 for other than temporary declines in the carrying values of certain equity and cost method associated companies. As of December 31, 2001, we have completely written off our investments in associated companies accounted for under the equity basis and cost basis of accounting. For the year ended December 31, 2000, we recorded impairment charges of $113,125,000 for other than temporary declines in the carrying values of certain equity and cost method associated companies. These charges included the write-down of our net investment in BidBuyBuild to $200,000, which was the value at which it was sold in October 2000, and the write-down of our net investment in iSalvage to $72,000. iSalvage has ceased all meaningful business operations. The impairment charges also included write-offs of our investments in CapacityWeb, Entrepower, PocketCard, and Whiplash, each of which has ceased all meaningful operations. In conjunction with the sale of BidBuyBuild, we also received a warrant to acquire 5% of the shares of BidBuyBuild with an exercise price of approximately $100,000. In addition, the carrying values of certain other equity and cost method associated companies were written down to their estimated fair values as of December 31, 2000.

  Extraordinary Gain

        For the year ended December 31, 2001, we reported an extraordinary gain of $12,032,000, which included $11,195,000 and $837,000, respectively, related to our acquisitions of the outstanding equity that we did not already own of Emicom and Latin Capital. These extraordinary gains represented the excess of the fair value of the net assets acquired over the fair value of our consideration given in conjunction with these acquisitions. We did not report an extraordinary gain for the year ended December 31, 2000.

  Year Ended December 31, 2000 vs. Period Ended December 31, 1999

  General

        During the year ended December 31, 2000, we acquired controlling majority voting interests in BeautyJungle.com, Inc., bid4real.com, inc., NetUnlimited, Oilspot.com, Inc., Panthera Productions LLC, Parlano, Inc., ViaChange.com, Inc., Web Design Group and Westbound Consulting, Inc., and made contributions to our wholly owned subsidiary, Skyscraper Management, L.L.C., through which we managed Skyscraper Ventures, L.P. as general partner, for total aggregate consideration of $68,043,000, including $5,000,000 in the form of promissory notes, all of which have since been paid. In addition, we issued a total of 10,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, in connection with our acquisition of Parlano. These shares were converted into 1,666,666 shares of class A common stock upon completion of our initial public offering. We also acquired significant minority ownership interests in 18 new associated companies, which we account for under the equity method of accounting, for total consideration of $216,388,000, including $75,971,000 in the form of promissory notes, all of which have since been paid. In addition, we issued a total of 3,000,000 shares of our series F preferred stock, with a fair value of $4.80 per share, which converted into 499,999 shares of class A common stock upon completion of our initial public offering, in connection with our acquisitions of two of the 18 equity method companies, closerlook and Perceptual Robotics. In April 2000, we made an additional investment in OpinionWare.com, Inc., an associated company since December 1999, that caused OpinionWare to become a consolidated associated company, whereas it was an equity method associated company prior to this additional investment. In August 2000, we made an additional investment in iFulfillment, Inc., an associated company since January 2000, that caused us to account for iFulfillment as a consolidated associated company instead of an equity method associated company.

  Revenues

        We generated revenues totaling $44,079,000 for the year ended December 31, 2000, which is an increase of $43,042,000 over revenues of $1,037,000 for the period ended December 31, 1999. The total revenues for the year ended December 31, 2000 included $5,316,000 from the sale of products, including $2,267,000 related to on-line sales of retail goods and $2,787,000 related to software sales contracts. The total revenues also included $38,763,000 from the sale of services, including $9,646,000 from web design services, $6,396,000 from marketing and public relations services, $4,524,000 from software maintenance contracts, $4,446,000 from Web-based advertising, $3,492,000 from facilities management, $2,388,000 from hosting services, and $2,296,000 from inventory management services. Revenues of $8,605,000 were generated from transactions with our equity method associated companies for the year ended December 31, 2000. Substantially all of these revenues were generated by the operations of our associated companies.

        For the period ended December 31, 1999, we generated revenues of $1,037,000. These revenues included $275,000 in management fees as general partner of Platinum Venture Partners I and II. These revenues also included $272,000 related to software sales contracts and maintenance contracts of mindwrap, one of our consolidated associated companies. Other sources of revenues included $135,000 in Web-based advertising, and other infrastructure service revenues such as public relations, consulting and facilities management. Revenues of $293,000 were generated from transactions with our equity method associated companies for the period ended December 31, 1999.

  Cost of Revenues

        For the year ended December 31, 2000, our cost of revenues were $40,211,000, exclusive of $1,274,000 of amortization of stock-based compensation. This is an increase of $39,183,000 over the $1,028,000 (exclusive of $5,000 of amortization of stock-based compensation) cost of revenues we incurred for the period ended December 31, 1999. Cost of revenues for the year ended December 31, 2000 included $35,941,000 of direct costs of providing services, which consisted principally of salaries and benefits, professional services, rent and facilities services, supplies expenses, and marketing expenses. Cost of revenues for 2000 also included $4,270,000 of direct costs of providing products. Cost of revenues for the period ended December 31, 1999 included $794,000 of direct costs of providing services, consisting primarily of salaries and benefits, and $234,000 of direct costs of providing products.

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

  Selling, General, and Administrative Expenses

        For the year ended December 31, 2000, we incurred selling, general, and administrative expenses of $150,444,000, exclusive of $46,367,000 of amortization of stock-based compensation. This represents an increase of $142,482,000 over the $7,962,000 (exclusive of $740,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the period ended December 31, 1999. These expenses for the year ended December 31, 2000 consisted primarily of $73,606,000 of employee benefits and related compensation, $16,289,000 of marketing costs, $12,000,000 of travel costs, $9,820,000 of facility costs, consisting primarily of rent expense, and $9,752,000 of fees for professional services, including legal, consulting, and accounting. Selling, general, and administrative expenses for 1999 included $3,851,000 of employee benefits and related compensation, $1,449,000 of travel costs, $865,000 of professional services, and $332,000 of facility costs.

  Research and Development Expenses

        For the year ended December 31, 2000, we incurred research and development expenses of $12,036,000, exclusive of $428,000 of amortization of stock-based compensation. This represents an increase of $11,903,000 over the $133,000 (exclusive of $2,000 of amortization of stock-based compensation) of research and development expenses for the period ended December 31, 1999. These expenses for the year ended December 31, 2000 consisted primarily of $5,792,000 of employee benefits and related compensation, $2,677,000 of professional fees, and $1,779,000 of marketing expenses.

  Bad Debt Expense

        For the year ended December 31, 2000, we recorded bad debt expense of $6,186,000. We recorded no bad debt expense for the period ended December 31, 1999.

  Amortization of Intangible Assets

        For the year ended December 31, 2000, we incurred amortization expense of $21,088,000 on our intangible assets. This represents an increase of $20,493,000 over the $595,000 of amortization expense for the period ended December 31, 1999. The increase was due to the substantial number of investments in associated companies that we made in 2000, and the related increase in amortizable intangible assets.

  Impairment of Intangible and Other Assets

        For the year ended December 31, 2000, we recorded impairment charges of $57,626,000 for other than temporary declines in the carrying values of certain intangible and other assets. These charges included, but were not limited to, write-offs of our goodwill and other intangible assets related to our investments in BeautyJungle, Brandango, and OfficePlanIt, each of which have ceased all meaningful operations.

        Additionally, we recorded an impairment charge of $10,961,000, including declines in the carrying value of property owned by us, improvements made to properties that we no longer consider recoverable and charges related to certain of our operating leases, consisting mainly of the net value of future cash payments to honor operating leases on facilities that we are no longer utilizing.

  Amortization of Stock-Based Compensation

        For the year ended December 31, 2000, we incurred a non-cash expense of $28,489,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the year ended December 31, 2000, we recovered $7,854,000 of previously recognized compensation expense related to options of terminated employees that had not vested.

        During September 2000, we reduced the exercise price of options granted, and restricted stock purchased, under our stock incentive plan prior to our IPO to $9.00 being the IPO price of our class A common stock, if the exercise price of such options or the purchase price of such restricted shares was greater than the IPO price, and if the holder agreed to the change. We also repurchased during September 2000, 3,820,735 shares of restricted class A common stock, issued upon exercise of options granted under our 1999 Stock Incentive Plan, at the respective exercise prices, which ranged from $4.50 to $9.00. Any consideration in excess of the exercise price, as adjusted, was refunded to these holders. As a result of the downward repricing of restricted shares and options, we recorded a one-time stock-based compensation charge of $3,209,000. Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense for any amount by which the fair value of our class A common stock exceeds $9.00 per share during the remaining vesting period. For the year ended December 31, 2000, we repurchased an additional 613,774 shares of restricted class A common stock from terminated employees.

        Each of the holders of the repurchased restricted stock received a replacement option grant for the same number of shares with an exercise price of $9.00 per share. All of these replacement options are exercisable and vest as to 25% of the options on the first anniversary of the original option grant, and thereafter in equal monthly installments over the next three years. For those replacement options repriced downward, we will recognize stock-based compensation expense in the future for any amount by which the fair value of our class A common stock exceeds $9.00 per share. After giving effect to these changes, as of December 31, 2000, 15,430,225 shares of our class A common stock had been issued under our stock incentive plan, upon exercise of outstanding options or otherwise, at prices ranging from $1.19 to $13.50 per share, and we had outstanding options to purchase 6,559,649 shares of class A common stock under our stock incentive plan, with exercise prices ranging from $1.19 to $13.50 per share. The total unearned stock-based compensation related to the outstanding options and restricted stock at December 31, 2000 was $36,641,000.

        From January 1, 2000 through September 21, 2000, we incurred an additional non-cash expense of $5,896,000 related to our issuance to our employees of shares of common stock of our majority-owned associated companies that we established. Effective September 22, 2000, we repurchased these minority interests from our employees. These repurchases were made at the initial investment cost plus 8% for our executive officers and at two times the initial investment cost for the other employees that owned those shares. The aggregate purchase price for all of these shares was $93,000. As a result of these repurchases, we accelerated our recognition of the remaining $18,329,000 of stock-based compensation related to these shares.

        For the period ended December 31, 1999, we incurred a non-cash expense of $747,000 related to the issuance of shares of restricted stock and grants of options to employees and directors under our 1999 Stock Incentive Plan with exercise prices lower than the fair value of the class A common stock on the dates of the grant. We did not recover any previously recognized compensation expense in 1999.

  Interest Income and Expense

        Interest income for the year ended December 31, 2000 was $15,583,000 and was earned from the investment of our available cash balances. This is an increase of $13,994,000 over the $1,589,000 of interest income earned during the period ended December 31, 1999. Interest expense for the year ended December 31, 2000 was $1,857,000 and was incurred primarily from notes payable to associated companies. This is an increase of $1,652,000 over the $205,000 of interest expense incurred during the period ended December 31, 1999, which was related primarily to borrowings under a previous line of credit.

  Other Expense

        Other expense for the year ended December 31, 2000 was $301,000. No other expenses were recorded for the period ended December 31, 1999.

  Income Taxes

        We recorded no income tax provision or benefit for the year ended December 31, 2000 or the period ended December 31, 1999. Because we have no history of taxable income through December 31, 2000, the tax benefit associated with our net losses was fully reserved.

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

  Minority Interest

        Minority interest of $18,169,000 and $51,000 represents the non-controlling stockholders' share of our consolidated associated companies' net losses for the year ended December 31, 2000 and the period ended December 31, 1999, respectively.

  Net Gain on Stock Transactions of Associated Companies

        Net gain on stock transactions of associated companies of $4,375,000 for the year ended December 31, 2000 relates to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments and other stock transactions of these associated companies. The gain was attributed mainly to issuances of stock by Launchworks, which accounted for $4,430,000 and closerlook, which accounted for $847,000. The gain was reduced by a loss of $1,011,000 resulting from the redemption of shares by Mercantec. Because none of our associated companies had any such stock transactions during the period ended December 31, 1999, we had no such gains or losses during that period.

  Equity in Losses of Associated Companies

        Equity in losses of associated companies resulted from our minority ownership interests we account for, or accounted for, under the equity method. Equity in losses of associated companies includes our proportionate share of equity method associated companies' losses, which totaled $53,627,000 in net losses for the year ended December 31, 2000 and $672,000 in net losses for the period ended December 31, 1999. Equity in losses of associated companies also includes amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $36,994,000 for the year ended December 31, 2000 and $742,000 for the period ended December 31, 1999.

  Impairment of Investment in Equity Method and Cost Method Associated Companies

        For the year ended December 31, 2000, we recorded impairment charges of $113,125,000 for other than temporary declines in the carrying values of certain equity and cost method associated companies. These charges included the write-down of our net investment in BidBuyBuild to $200,000, which was the value at which it was sold in October 2000, and the write-down of our net investment in iSalvage to $72,000. iSalvage has ceased all meaningful business operations. The impairment charges also included write-offs of our investments in CapacityWeb, Entrepower, PocketCard, and Whiplash, each of which has ceased all meaningful operations. In conjunction with the sale of BidBuyBuild, we also received a warrant to acquire 5% of the shares of BidBuyBuild with an exercise price of $100,000. In addition, the carrying values of certain other equity and cost method associated companies were written down to their estimated fair values as of December 31, 2000.

Summary of Currently Expected Fixed Charges

        The following table summarizes the fixed charges as of December 31, 2001 that we currently expect to incur over the next four years for amortization of identifiable intangible assets and unearned stock-based compensation:

	Year
Amortization of:
	2002	2003	2004	2005
Identifiable Intangible Assets (primarily developed technology)	$14,539,000	$14,539,000	$14,292,000	$11,000,000
Unearned Stock-Based Compensation*	8,270,000	8,002,000	382,000	—

Total	$22,809,000	$22,541,000	$14,674,000	$11,000,000

*
These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees which are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

        As of December 31, 2001, we had cash and cash equivalents, current restricted cash, and available-for-sale securities of $140,732,000, which represented a decrease of $126,348,000 from $267,080,000 as of December 31, 2000. The net decrease in cash and cash equivalents was due primarily to net cash used in operating activities of $237,872,000, net cash provided in the acquisition, deconsolidation, and divestiture of ownership interests in associated companies of $86,348,000, cash used for capitalized acquisition costs of $16,830,000, cash provided by the sale of ownership interests in associated companies of $26,247,000, cash provided from the issuance of notes payable of $17,605,000, and cash used to acquire property and equipment of $11,781,000.

        In January 2001, we entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. As of December 31, 2001, we had established letters of credit of $16,360,000 against this line of credit. These letters of credit include $6,135,000 for assumed debt of RoweCom, $4,868,000 for a note payable to marchFIRST GmbH, and $5,357,000 as collateral for various real estate and equipment leases.

        As of December 31, 2001, we had current restricted cash of $32,566,000, which represented an increase of $30,423,000 from $2,143,000 as of December 31, 2000. Current restricted cash as of December 31, 2001 included $17,461,000 that secured the $16,360,000 in letters of credit from LaSalle Bank N.A. described above, $10,000,000 that collateralized $9,000,000 of loans payable by RoweCom to publishers, and $5,105,000 for other future RoweCom obligations to publishers.

        In May 2001, we received $13,174,000 for our 2,335,000 shares of Sequoia Software Corporation as part of the acquisition of Sequoia by Citrix Systems, Inc. At December 31, 2001, we had $3,686,000 in available-for-sale securities. This amount includes shares of Neoforma.com and CMGI.

        We examine all of the associated companies in our divine interVentures portfolio to assess their potential for financial success as part of our organization, whether on a stand-alone basis or otherwise. This examination includes consideration of each associated company's development of its business plans and objectives and progress toward achievement of its performance goals. As of December 31, 2001, we have completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities, and we do not expect to make additional investments in these associated companies.

        In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our initial public offering in July 2000:

          (1)  we agreed under our Alliance Agreement with Microsoft to purchase $9,600,000 of software products, $4,700,000 of consulting services and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which would be determined as the size and scope of the accelerator was finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area. As of December 31, 2001, we had purchased, or entered into binding agreements to purchase, a total of $4,084,000 of software products, $738,000 of consulting services, and $366,000 of product support services toward these obligations. In connection with our acquisition of HostOne in October 2001, we agreed with Microsoft that we would use our best efforts to amend the Alliance Agreement to provide, among other things: that we will commit to be a Microsoft .NET partner and develop products and services that are coordinated with Microsoft's products and its .NET strategy; that we will identify other opportunities to promote Microsoft products; and that Microsoft will promote our products and services.

          (2)  we entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would have been credited to us as consideration for Level 3's purchase of shares from us. In August 2001, we agreed to repurchase the 5,555,555 shares of our common stock owned by Level 3 in exchange for $5,555,555 and the issuance warrants to purchase 2,200,000 shares of our common stock. We paid the cash in two equal installments in August and December 2001, and issued the warrants in two equal installments in August 2001 and January 2002. Additionally, we agreed with Level 3 to cancel our commitment to purchase $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000.

          (3)  we agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years. As of December 31, 2001, we have purchased $1,890,000 of products and services from Compaq toward this obligation.

        In two separate transactions in April 2001, we acquired certain assets from marchFIRST, Inc., including, but not limited to, its former Whittman-Hart operations, its SAP software implementation practice, and its value-added reseller business. Additionally, we acquired accounts receivable with a face value of $102.8 million. The acquired business is held by our newly formed subsidiary, divine/Whittman-Hart, Inc. We paid to marchFIRST $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST a promissory note. The note is a $57.5 million balloon note, due on April 12, 2006 but accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations and which is secured by the assets of divine/Whittman-Hart. We have the option to pay the note with cash or by issuing shares of our class A common stock. This note bears interest at the Wall Street Journal prime rate of interest. In conjunction with our acquisition of marchFIRST assets, we also assumed $12.0 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the next five years exceeds divine/Whittman-Hart's obligation under the promissory notes. We do not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

        In September 2001, through a wholly owned subsidiary, we acquired certain assets and assumed certain liabilities of marchFIRST GmbH. For these assets we issued a note payable in the amount of 5,369,000 euros (approximately $4,894,000 at December 31, 2001), which is included within current notes payable in our consolidated balance sheets as of December 31, 2001. The note is due on September 1, 2002. We have the option to pay the note with cash or by issuing shares of our class A common stock.

        In connection with our acquisition of Synchrony Communications, Inc. in October 2001, we acquired debt with balances totalling of $1,761,000 as of December 31, 2001, of which $1,167,000 is due in twelve equal monthly installments in 2002 and $594,000 is due in three equal monthly installments during the first three months of 2003.

        Aleksander Szlam, who served as one of our directors in 2000, was the Chairman and Chief Executive Officer of eshare communications, Inc. while he served on our board of directors. In connection with our acquisition of eshare in October 2001, we entered into two separate stock repurchase arrangements with Mr. Szlam covering the shares of our common stock that Mr. Szlam received in the acquisition. These arrangements gave Mr. Szlam the right to sell back a portion of his shares to us at an agreed upon price (put option), while also giving us the right to buy back the same number of shares from Mr. Szlam at the same price (call option). In December 2001, the first buyback period, which covers 5,428,800 shares, was extended to be coterminous with the second buyback period.

The second buyback period is effective for the time period beginning six months after the merger (April 23, 2002) and ending 18 months after the merger (April 23, 2003), and covers 5,959,200 shares of our common stock. The agreed-upon purchase price for the related put and call options is $0.53 per share. This means that for one year beginning on April 23, 2002, Mr. Szlam has the right to sell to us, and we have a separate right to buy from Mr. Szlam, up to 11,388,000 shares of our common stock at a price of $0.53 per share.

        In conjunction with our acquisition of RoweCom Inc. in November 2001, we acquired current notes payable with balances totalling of $15,931,000 as of December 31, 2001. These balances consisted of loans from publishers of $9,000,000, of which $6,775,000 was paid on January 4, 2002 with the remainder due April 15, 2002, $5,775,000 in other debt due April 15, 2002, and the current portion of a loan of $1,156,000 due in four equal quarterly installments from March 31, 2002 to December 31, 2002. In addition, we acquired other RoweCom long-term debt with balances of $5,046,000 as of December 31, 2001, which is due in quarterly installments from March 31, 2003 to September 30, 2006.

        In December 2001, we signed a revolving loan agreement for $20,000,000 with Fleet Capital Corporation. The loans under that agreement are collateralized by eligible accounts receivable balances of the domestic operations of RoweCom, and the loans are repaid from the net operating receipts of the domestic operations of RoweCom. The balance outstanding under that revolving loan agreement was $17,083,000 as of December 31, 2001 and is included within current notes payable in our consolidated balance sheets. During the quarter ended March 31, 2002, we made payments of $17,083,000 on this loan agreement and we also borrowed $3,943,000, which represented the balance outstanding as of March 31, 2002. The payments resulted from RoweCom's domestic collections from customers being in excess of payments to publishers in 2002. The expiration date of this revolving loan agreement is April 15, 2002.

        In connection with our acquisition of RoweCom, we assumed a factoring arrangement previously in place between RoweCom's French subsidiary (RoweCom France) and a European factoring company. The arrangement allows the factoring company to purchase, without recourse, $55,000,000 of RoweCom France accounts receivable during the period October 1, 2001 to September 30, 2002. The factoring arrangement is structured so that we receive 90% of the face value of the accounts receivable upon sale to the factoring company, with the remaining 10% due to us upon the ultimate collection of the accounts receivable by the factoring company. Our cost for this arrangement is 0.37% of the face value of the sold accounts receivable, which is paid when the accounts receivable are transferred to the factoring company.

        The operations of RoweCom Inc. historically have resulted in cyclical cash flows throughout the year, with the fourth calendar quarter historically resulting in the highest required funding level by RoweCom. The seasonal fourth quarter funding requirements are due to the required publisher payments to publishers in excess of collections from customers.

        During January, February, and March 2002, we used net cash for operating activities of approximately $19 million, $30 million, and $17 million, respectively. Of these amounts, approximately $1 million, $4 million, and $1 million, respectively, related to cash used for non-recurring operating activities, primarily severance of non-continuing employees and termination of contractual obligations of certain acquired companies. Cash activity during the first quarter of 2002 also included a net increase of approximately $7 million related to cash received from acquired companies and borrowings, partially offset by cash paid for acquisitions. The cash activity for the first quarter of 2002 excludes approximately $17 million of RoweCom's domestic collections in excess of publisher disbursements during January, February, and early March that were used for gross paydowns of the Fleet Capital Corporation revolving loan agreement as described above. Our cash flows from operating activities can vary significantly from month to month, depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities. As of March 31, 2002, we had estimated cash and cash equivalents and available for sale securities of approximately $80 million, which included approximately $35 million of current restricted cash.

        Our operating plan depends on us achieving significant increases in revenue and cash receipts and significant decreases in expenses. We expect that our revenue and cash receipts will increase as we continue to integrate the product and service offerings of our acquired businesses, and we intend to decrease some of our operating costs, primarily through workforce and payroll reductions. Based on these forecasts, we believe that our existing unrestricted cash and cash equivalents, accounts receivable, and new cash generated from our operations will be sufficient to fund our operations and capital requirements at least through December 31, 2002. There is a substantial risk, however, that our revenue and cash receipts will not grow at a sufficient rate, and that we will not be able to reduce our expenses to keep them in line with our revenue. If we are unable to meet our revenue and expense management goals, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

        We are also exploring a number of alternatives to generate cash, including acquiring other entities that have substantial cash balances, selling certain assets, and new debt or equity financings. We do not currently have in place any agreements to provide us any of these sources of funds, and these sources of funds may not be available to us on favorable terms, if they are available to us at all. In addition, any of these transactions also could result in significant equity dilution to the holders of our common stock at the time of the transaction, or later.

        Our outstanding contractual obligations, leasehold commitments, and outstanding debt balances as of December 31, 2001 are set forth in the following tables. These amounts represent amounts due by us for the periods indicated under non-cancelable contracts, leases, and loan arrangements.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2002	2003	2004	2005 and After
Lines of Credit	$17,083	$17,083	$—	$—	$—
Notes Payable in Cash or Common Stock	4,894	4,894	—	—	—
Other Notes Payable	15,439	15,439	—	—	—
Long-Term Debt Payable in Cash or Common Stock	57,500	—	—	—	57,500
Other Long-Term Debt	8,116	2,322	1,982	1,311	2,501
Capital Lease Obligations	2,452	1,114	804	534	—
Operating Leases	171,928	29,473	26,378	24,159	91,918
Other Long-Term Obligations*	67,222	—	—	17,222	50,000
Other†	6,036	6,036	—	—	—

Total	$350,670	$76,361	$29,164	$43,226	$201,919

*
Includes obligations under our Alliance Agreement with Microsoft to purchase software products, consulting services, and product support services from Microsoft of $10,112,000 by January 2004; obligations to promote Microsoft Solutions of $4,000,000 by July 2004 and open an accelerator facility in Seattle; and dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area with no time period specified. In connection with our acquisition of HostOne in October 2001, we agreed with Microsoft that we would use our best efforts to amend the Alliance

  Agreement to provide, among other things: that we will commit to be a Microsoft.NET partner and develop products and services that are coordinated with Microsoft's products and its .NET strategy; that we will identify other opportunities to promote Microsoft products; and that Microsoft will promote our products and services. In addition, includes an obligation to purchase computer equipment and software, storage solutions, and professional services from Compaq of $3,110,000 by July 2004.

†
Represents the potential net amount due to Mr. Szlam in connection with our acquisition of eshare in October 2001. From April 23, 2002 to April 23, 2003, Mr. Szlam has the right to sell to us, and we have a separate right to buy from Mr. Szlam, up to 11,388,000 shares of our common stock at a price of $0.53 per share. Amounts due as reflected in the table above assume a put by Mr. Szlam.

Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to workforce in place may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We have adopted the provisions of SFAS No. 141 effective July 1, 2001. We will adopt the provisions of SFAS No. 142 beginning on January 1, 2002.

        In December 2001, the FASB staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred (Topic D-103), which is effective for fiscal years beginning after December 15, 2001. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Comparative financial statements for prior periods must be conformed to this presentation. We currently record rebilled out-of-pocket expenses as an offset to the related expense and, accordingly, effective January 1, 2002, we will change our presentation to reflect rebilled expenses as revenue.

Significant Accounting Policies

        We prepare the consolidated financial statements of divine in conformity with accounting principles generally accepted in the United States of America. We are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our financial results are as follows:

  Revenue Recognition

        Software transactions are accounted for in accordance with SOP 97-2, Software Revenue Recognition, as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades/enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software licenses where the separate service elements are not essential to functionality of the other elements is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. When the separate service elements are essential to the functionality of the other elements, software license revenues are recognized according to the contract accounting provisions outlined in SOP 81-1, Accounting for Performance of Construction-Type and Certain Performance-Type Contracts, specifically the percentage-of-completion method. The revenue allocated to post-contract customer support is recognized ratably over the term of the support, and revenue allocated to service elements such as training, installation and customization is recognized as the services are performed.

        The majority of our software license arrangements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products. Under these arrangements, we recognize revenue attributable to the software products ratably over the term of the license arrangement commencing upon delivery of the currently available software products.

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

        Revenue generated from subscription orders for third-party publications is recognized over the subscription period.

        Management fees are recognized as revenue over the period of the management service.

        Any significant increase in product failure rates or service quality, and the resulting credit returns or non-payments by customers, could have a material adverse impact on our operating results for the period in which such events could materialize.

  Goodwill and Other Intangible Assets

        We account for our acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, Business Combinations. Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their useful lives. Goodwill represents mainly the excess of cost over net assets of acquired businesses that are consolidated. Goodwill and other identifiable intangible assets that do not have determinable useful lives and are not valued separately are not amortized pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment on an ongoing basis. Other identifiable intangible assets consist mainly of developed technology and are generally amortized over two to four years.

        On a continuous basis, but no less frequently than at the end of each quarterly reporting period, we evaluate the carrying value for financial statement purposes of our goodwill and other intangible assets. We account for the impairment of goodwill and other intangible assets in relation to the operating performance and future undiscounted cash flows of the reporting units of the underlying businesses when indications of impairment are present. Such indications of impairment include, but are not limited to, the actual performance of reporting units compared with budgeted performance, layoffs within reporting units and associated facilities impairment charges, if applicable, and market trends.

        Any significant deterioration of the actual or projected cash flows of certain of our businesses, significant changes in the strategic manner or use of our assets, or significant negative industry trends could result in future impairment charges of these businesses.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Equity Price Risk—At December 31, 2001, we had $3,686,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have experienced significant volatility, specifically in the last twenty one months. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 0.4% of our total assets at December 31, 2001.

        Interest Rate Risk—At December 31, 2001, we had $137,046,000 in cash and cash equivalents and restricted cash. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts, short-term treasury bills, and commercial paper. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value as well because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable rates at which the underlying notes bear interest.

        At December 31, 2001, we had $84,868,000 of notes payable and long-term debt carried at variable interest rates. A hypothetical 1% change in market rates of interest would not have a material effect on our net loss.

        Foreign Currency Exchange Risk—Our financial market risk includes risks associated with our acquisition of companies with operations outside the United States. This risk is mainly derived from our fourth quarter acquisitions of eshare, Open Market, Rowecom, and Eprise. Through December 31, 2001, we have recorded a $940,000 foreign currency translation adjustment in other comprehensive income as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency.

        Impairment Risk—At December 31, 2001, we had goodwill and other intangible assets of $211,075,000 related almost exclusively to our acquisition of companies in the fourth quarter of 2001. We will assess the net realizable value of the assets acquired from these companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our capital investment. For the year ended December 31, 2001, we incurred $37,864,000 in impairment charges related mainly to the intangible and other assets associated with our investment in consolidated companies, mainly in our software, services, and hosting segment. None of these impairment charges related to the acquisitions that comprise our balance of goodwill and other intangible assets at December 31, 2001. For the year ended December 31, 2001, we also incurred $36,633,000 of impairment charges related to our investment in equity-method and cost-method associated companies in our divine interVentures segment. We have no investments in equity- or cost-basis associated companies reflected on our balance sheet as of December 31, 2001. Finally, for the year ended December 31, 2001, we recorded $25,000,000 of impairment expense related to the write-off of prepaid co-location and bandwidth services and $12,022,000 of impairment expense related to our future commitments under operating leases. We may incur additional impairment charges in future periods.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
DIVINE, INC. AND SUBSIDIARIES
Independent Auditors' Report	54
Consolidated Balance Sheets as of December 31, 2001 and 2000	55
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999	56
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999	57 - 60
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999	61
Notes to Consolidated Financial Statements	62

INDEPENDENT AUDITORS' REPORT

The Board of Directors
divine, inc.:

        We have audited the accompanying consolidated balance sheets of divine, inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and for the period from May 7, 1999 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of divine, inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and for the period from May 7, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois
March 29, 2002

divine, inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$104,480	$252,533
Restricted cash	32,566	2,143
Accounts receivable, less allowance for doubtful accounts of $6,983 and $6,863	200,833	7,678
Available-for-sale securities	3,686	12,404
Notes receivable	332	179
Prepaid expenses	10,495	1,959
Deferred publisher costs	238,522	—
Other current assets	10,651	4,903

Total current assets	601,565	281,799
Property and equipment, net	44,335	33,820
Goodwill and other intangible assets, net of accumulated amortization of $4,097 and $21,170	211,075	8,621
Ownership interests in associated companies	—	65,939
Prepaid co-location and bandwidth services	—	25,000
Restricted cash	1,075	1,000
Other noncurrent assets	16,661	4,002

Total assets	$874,711	$420,181

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,013	$10,193
Publisher payables	70,703	—
Accrued payroll expenses	11,658	1,631
Accrued professional fees	3,804	2,091
Current portion of facilities impairment	7,723	2,257
Current portion of capital leases	899	2,868
Notes payable and current portion of long-term debt	39,738	521
Deferred revenue	303,663	1,431
Other accrued expenses and current liabilities	65,457	6,579

Total current liabilities	521,658	27,571
Long-term debt	63,294	826
Long-term facilities impairment	22,155	3,006
Capital leases	1,293	3,801
Other noncurrent liabilities	14,552	144
Minority interest	—	16,950
Stockholders' equity:
Class A common stock, $.001 par value; 2,500,000,000 shares authorized; 371,408,945 and 128,382,154 shares issued; 365,997,791 and 127,390,478 shares outstanding	366	128
Class C common stock, $.001 par value; 100,000,000 shares authorized; 0 and 6,777,777 shares issued and outstanding	—	7
Additional paid-in capital	1,171,853	956,110
Notes receivable from exercise of stock options	—	(5,636)
Unearned stock-based compensation	(16,654)	(36,641)
Accumulated other comprehensive loss	(3,861)	(20,011)
Treasury stock, at cost; 4,077,821 and 741,676 shares	(9,639)	(5,592)
Accumulated deficit	(890,306)	(520,482)

Total stockholders' equity	251,759	367,883

Total liabilities and stockholders' equity	$874,711	$420,181

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from May 7, 1999 (inception) through December 31, 1999
	Years Ended December 31,
	2001	2000
	(in thousands, except share and per share data)
Revenues:
Products	$46,224	$5,316	$313
Services	153,374	38,763	724

Total revenues	199,598	44,079	1,037

Operating expenses:
Cost of revenues:
Products (exclusive of $57, $123, and $0 of amortization of stock-based compensation)	23,890	4,270	234
Services (exclusive of $683, $1,151, and $5 of amortization of stock-based compensation)	155,963	35,941	794

Total cost of revenues	179,853	40,211	1,028
Selling, general and administrative (exclusive of $8,613, $46,367, and $740 of amortization of stock-based compensation)	176,649	150,444	7,962
Research and development (exclusive of $314, $428, and $2 of amortization of stock-based compensation)	37,004	12,036	133
Bad debt expense	23,379	6,186	—
Amortization of intangible assets	16,091	21,088	595
Acquired technology: in-process research and development	13,741	—	—
Impairment of intangible and other assets	37,864	57,626	—
Impairment of prepaid co-location and bandwidth services	25,000	—	—
Impairment of facilities	12,022	10,961	—
Amortization of stock-based compensation	9,667	48,069	747

Total operating expenses	531,270	346,621	10,465

Operating loss	(331,672)	(302,542)	(9,428)

Other income (expense):
Interest income	8,932	15,583	1,589
Interest expense	(3,681)	(1,857)	(205)
Other expense, net	(4,135)	(301)	—

Total other income	1,116	13,425	1,384

Loss before minority interest, net gain on stock transactions of associated companies, equity in losses of associated companies, impairment of investment in equity method, cost method associated companies, and extraordinary gain	(330,556)	(289,117)	(8,044)
Minority interest	4,270	18,169	51
Net gain on stock transactions of associated companies	667	4,375	—
Equity in losses of associated companies	(19,604)	(90,621)	(1,414)
Impairment of investment in equity method and cost method associated companies	(36,633)	(113,125)	—

Net loss before extraordinary gain	(381,856)	(470,319)	(9,407)
Extraordinary gain	12,032	—	—

Net loss	(369,824)	(470,319)	(9,407)
Accretion of redeemable preferred stock dividends	—	(8,037)	—
Accretion of preferred stock dividends	—	(9,070)	(3,520)
Deemed dividends	—	(40,756)	—

Net loss applicable to common stockholders	$(369,824)	$(528,182)	$(12,927)

Basic and diluted net loss per share before extraordinary gain	$(2.13)	$(7.84)	$(4.59)
Extraordinary gain	0.07	—	—

Basic and diluted net loss per share applicable to common stockholders	$(2.06)	$(7.84)	$(4.59)

Shares used in computing basic and diluted net loss per share	179,224,722	67,390,746	2,816,074

See accompanying notes to consolidated financial statements.

divine, inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

						Notes receivable from exercise of stock options
	Preferred stock		Common stock							Accumulated other comprehensive income
					Additional paid-in capital		Unearned stock-based compensation	Treasury stock	Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance at May 7, 1999 (inception)	—	$—	—	$—	$—	$—	$—	$—	$—	$—	$—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(9,407)	—	(9,407)

Total comprehensive loss											(9,407)

Issuance of Class A common stock	—	—	3,449,956	4	17	—	—	—	—	—	21
Issuance of Class B common stock	—	—	2,041,662	2	10	—	—	—	—	—	12
Issuance of Series A-1 preferred stock	9,236,600	9	—	—	2,287	—	—	—	—	—	2,296
Issuance of Series A-2 preferred stock	37,750,000	38	—	—	9,387	—	—	—	—	—	9,425
Issuance of Series B-1 preferreds stock	2,712,000	3	—	—	1,341	—	—	—	—	—	1,344
Issuance of Series B-2 preferred stock	20,100,000	20	—	—	10,018	—	—	—	—	—	10,038
Issuance of Series C preferred stock	190,062,125	190	—	—	189,031	—	—	—	—	—	189,221
Exercise of stock options — Class A common stock	—	—	341,658	—	1,537	—	—	—	—	—	1,537
Unearned stock-based compensation	—	—	—	—	27,408	—	(27,408)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	747	—	—	—	747

Balance at December 31, 1999	259,860,725	260	5,833,276	6	241,036	—	(26,661)	—	(9,407)	—	205,234
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(470,319)	—	(470,319)
Other comprehensive loss:
Unrealized holding loss during the year	—	—	—	—	—	—	—	—	—	(20,011)	(20,011)

Total comprehensive loss											(490,330)

Issuance of Series F preferred stock	11,500,000	11	—	—	14,719	—	—	—	—	—	14,730
Conversion from Class B common stock to Class A common stock	—	—	(2,041,662)	(2)	—	—	—	—	—	—	(2)

See accompanying notes to consolidated financial statements.

divine, inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(in thousands, except share data)

						Notes receivable from exercise of stock options
	Preferred stock		Common stock							Accumulated other comprehensive income
					Additional paid-in capital		Unearned stock-based compensation	Treasury stock	Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount
Conversion of Class A common stock from Class B common stock	—	$—	2,041,662	$2	$—	$—	$—	$—	$—	$—	$2
Conversion of preferred stock to Class A common stock, net of 1/6 conversion factor	(271,360,725)	(271)	45,226,788	45	226	—	—	—	—	—	—
Conversion of redeemable preferred stock to Class A common stock net of 1/6 conversion factor and capital raising costs	—	—	35,880,721	36	223,134	—	—	—	—	—	223,170
Issuance of Class C common stock, net of offering costs	—	—	23,288,511	23	193,440	—	—	—	—	—	193,463
Conversion from Class C common stock to Class A common stock	—	—	(16,510,734)	(17)	—	—	—	—	—	—	(17)
Conversion to Class A common stock from Class C common stock	—	—	16,510,734	17	—	—	—	—	—	—	17
Issuance of Class A common stock in conjunction with initial public offering, net of offering costs	—	—	14,285,000	14	109,230	—	—	—	—	—	109,244
Issuance of Class A common stock exclusive of initial public offering shares, net of capital raising costs	—	—	8,527,046	9	73,887	—	—	—	—	—	73,896
Deemed dividends related to beneficial conversion feature of Series E & F preferred stock	—	—	—	—	25,814	—	—	—	(25,814)	—	—
Deemed dividends related to discount on issuance of Class C common stock	—	—	—	—	14,942	—	—	—	(14,942)	—	—
Accretion of redeemable preferred stock dividends	—	—	—	—	(8,037)	—	—	—	—	—	(8,037)
Issuance of Class A common stock through the Employee Stock Purchase Plan	—	—	425,712	1	762	—	—	—	—	—	763
Dilution gain on equity transactions by associated companies	—	—	—	—	1,021	—	—	—	—	—	1,021
Exercise of stock options—Class A common stock	—	—	5,877,670	6	34,651	—	—	—	—	—	34,657

See accompanying notes to consolidated financial statements.

divine, inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(in thousands, except share data)

						Notes receivable from exercise of stock options
	Preferred stock		Common stock							Accumulated other comprehensive income
					Additional paid-in capital		Unearned stock-based compensation	Treasury stock	Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount
Issuance of notes receivable to exercise stock options	—	$—	—	$—	$—	$(31,154)	$—	$—	$—	$—	$(31,154)
Repurchase and retirement of Class A common stock and reduction of related notes receivable	—	—	(4,434,509)	(4)	(26,513)	25,518	—	—	—	—	(999)
Unearned stock-based compensation	—	—	—	—	106,274	—	(106,274)	—	—	—	—
Stock-based compensation	—	—	—	—	3,209	—	44,860	—	—	—	48,069
Recovery of unearned stock-based compensation	—	—	—	—	(51,434)	—	51,434	—	—	—	—
Capital raising costs of subsidiaries	—	—	—	—	(250)	—	—	—	—	—	(250)
Payout of fractional shares	—	—	(284)	—	(1)	—	—	—	—	—	(1)
Indirect ownership of shares of the Company's Class A common stock owned by equity method associated companies	—	—	(741,676)	(1)	—	—	—	(5,592)	—	—	(5,593)

Balance at December 31, 2000	—	—	34,168,255	135	956,110	(5,636)	(36,641)	(5,592)	(520,482)	(20,011)	367,883
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(369,824)	—	(369,824)
Other comprehensive loss:
Unrealized holding gain	—	—	—	—	—	—	—	—	—	4,809	4,809
Less: reclassification adjustments of realized losses included in net loss										12,281	12,281
Foreign currency translation	—	—	—	—	—	—	—	—	—	(940)	(940)

Total comprehensive loss											(353,674)

Issuance of Class A common stock	—	—	233,895,941	233	206,729	—	—	—	—	—	206,962
Issuance of warrants in conjuction with acquisitions	—	—	—	—	3,804	—	—	—	—	—	3,804
Issuance of warrants to acquire the Company's common stock	—	—	—	—	822	—	—	(822)	—	—	—
Issuance of stock options in conjunction with acquisitions	—	—	—	—	13,636	—	—	—	—	—	13,636
Issuance of Class A common stock through the Employee Stock Purchase Plan	—	—	1,327,715	1	1,097	—	—	—	—	—	1,098
Issuance of Class A common stock through the exercise of stock options	—	—	41,387	—	19	—	—	—	—	—	19

See accompanying notes to consolidated financial statements.

divine, inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY—(Continued)
(in thousands, except share data)

						Notes receivable from exercise of stock options
	Preferred stock		Common stock							Accumulated other comprehensive income
					Additional paid-in capital		Unearned stock-based compensation	Treasury stock	Accumulated deficit		Total stockholders' equity
	Shares	Amount	Shares	Amount
Conversion from Class C common stock to Class A common stock	—	$—	(6,777,777)	$(7)	$—	$—	$—	$—	$—	$—	$(7)
Conversion to Class A common stock from Class C common stock	—	—	6,777,777	7	—	—	—	—	—	—	7
Dilution loss on equity transactions by associated companies	—	—	—	—	(38)	—	—	—	—	—	(38)
Repurchase and retirement of Class A common stock	—	—	(99,362)	—	(64)	—	—	—	—	—	(64)
Non-cash executive compensation	—	—	—	—	—	2,306	—	—	—	—	2,306
Stock-based compensation	—	—	—	—	132	—	9,535	—	—	—	9,667
Issuance of stock awards	—	—	—	—	279	—	—	—	—	—	279
Repayment of notes receivable from exercise of stock options	—	—	—	—	—	260	—	—	—	—	260
Impairment write-off of notes receivable from exercise of stock options	—	—	—	—	—	3,070	—	—	—	—	3,070
Unearned stock-based compensation	—	—	—	—	—	—	(221)	—	—	—	(221)
Recovery of unearned stock-based compensation	—	—	—	—	(10,673)	—	10,673	—	—	—	—
Purchase of treasury stock, at cost, and recovery of shares from escrow	—	—	(3,336,145)	(3)	—	—	—	(3,225)	—	—	(3,228)

Balance at December 31, 2001	$—	$—	365,997,791	$366	$1,171,853	$—	$(16,654)	$(9,639)	$(890,306)	$(3,861)	$251,759

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from May 7, 1999 (inception) through December 31, 1999
	Years Ended December 31,
	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(369,824)	$(470,319)	$(9,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,661	27,266	693
Acquired technology: in-process research and development	13,741	—	—
Extraordinary gain	(12,032)	—	—
Stock-based compensation	9,667	48,069	747
Noncash compensation expense from the forgiveness of notes receivable from the exercise of stock options	2,310	—	—
Other noncash compensation expense	654	—	—
Bad debt expense	23,379	6,186	—
Equity in losses of associated companies	19,604	90,621	1,414
Net gain on stock transactions of associated companies	(667)	(577)	—
Impairment charges	111,519	181,712	—
Minority interest	(4,270)	(18,169)	(51)
Gain on the sale of assets	(539)	—	—
Realized loss on other than temporary impairment of available-for-sale securities, net	12,280	—	—
Realized gain on sale of associated companies	(7,397)	—	—
Changes in assets and liabilities, excluding effects from acquisitions:
Restricted cash	(30,923)	(3,143)	—
Accounts receivable	(6,801)	(10,031)	(577)
Deferred offering costs	—	1,612	(1,612)
Prepaid expenses	(2,913)	(1,047)	(27)
Deferred publisher costs	(190,885)	—	—
Other current assets	(3,371)	(8,942)	(462)
Accounts payable	2,729	(1,672)	2,641
Publisher payables	35,198	—	—
Accrued expenses and other liabilities	(5,652)	7,554	5,816
Deferred revenue	136,660	886	121

Net cash used in operating activities	(237,872)	(153,792)	(704)

Cash flows from investing activities:
Additions to property and equipment	(11,781)	(45,676)	(2,636)
Acquisitions, deconsolidation, and divestiture of ownership interests in associated companies, including cash acquired	86,348	(174,002)	(43,238)
Capitalized acquisition costs	(16,830)	—	—
Sale of ownership interests in associated companies	26,247	1,990	—
Purchase of available-for-sale securities	—	(4,181)	—
Proceeds from the sale of property and equipment	1,357	—	—
Purchase of real estate options	(5,750)	—	—
Net issuance (repayment) on notes receivable	(131)	3,936	(4,075)

Net cash provided by (used in) investing activities	79,460	(217,933)	(49,949)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net of issuance costs	—	230,720	211,924
Proceeds from initial public offering, net of issuance costs	—	109,244	—
Proceeds from private placements concurrent with initial public offering	—	218,597	—
Net repayments of notes payable to associated companies	—	(101,187)	—
Proceeds from issuance of notes payable	17,605	—	—
Change in current notes receivable	(1,571)	—	—
Issuance of shares under Employee Stock Purchase Plan	1,098	763	—
Proceeds from the issuance of common stock, net of issuance costs	—	—	33
Issuance of long-term debt	—	2,643	—
Repayment of long-term debt	(421)	(2,140)	—
Proceeds from the exercise of stock options	19	4,261	1,537
Repurchase and cancellation of exercised stock options	(64)	(1,233)	—
Purchase of treasury stock and cash placed in escrow for future purchase of treasury stock	(5,627)	—	—
Capital raising costs of subsidiaries and payment of fractional shares	—	(251)	—
Proceeds from repayments of notes receivable from the exercise of stock options	260	—	—

Net cash provided by financing activities	11,299	461,417	213,494

Effect of exchange rates on cash	(940)	—	—
Net (decrease) increase in cash and cash equivalents	(148,053)	89,692	162,841
Cash and cash equivalents at beginning of period	252,533	162,841	—

Cash and cash equivalents at end of period	$104,480	$252,533	$162,841

Supplemental disclosures:
Interest paid	$1,142	$1,467	$27
Noncash financing and investing activities:
Issuance of notes payable, common stock, options, and warrants in conjunction with acquisitions	284,415	85,316	22,500
Repayment of note payable from issuance of common stock	6,875	—	—
Issuance of notes receivable from exercise of stock options	—	31,154	—
Retirement of notes receivable from exercise of stock options	—	25,518	—
Issuance of stock in exchange for service credit or stock	—	40,317	400

See accompanying notes to consolidated financial statements.

divine, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  (a) Description of Business

        divine interVentures, inc. (the Company) was incorporated in the State of Delaware on May 7, 1999 and commenced operations on June 30, 1999. The Company began by engaging in business-to-business e-commerce through a community of associated companies in which it invested. From September 30, 1999 to December 31, 2000, the Company acquired interests in 40 associated companies and established a total of 13 associated companies whose opportunities were consistent with the Company's business strategy.

        In February 2001, the Company announced its strategy to focus primarily on extended enterprise solutions, and changed its name to divine, inc. Since then, interests in the Company's associated companies that provide products and/or services consistent with the Company's core business strategy are no longer reflected separately but have become integrated into the Company's core business strategy and operating model as a fully integrated set of products and services. The Company's other associated companies, offering software and services focused on e-commerce and vertical markets, have been included in the Company's divine interVentures segment since December 31, 2000. As of December 31, 2001, the Company has completely written off its investments in the associated companies in the divine interVentures portfolio, other than amounts included in available-for-sale securities.

        divine is a service and software company focused on solutions for the extended enterprise. divine helps its clients maximize profits through better collaboration, interaction, and knowledge sharing throughout the entire value chain, including suppliers, partners, employees, and customers. The Company facilitates its customers' integration of advanced enterprise Web solutions with their business strategies and existing infrastructures by providing a combination of professional services, Web-based technology, and managed applications capabilities. The Company focuses its offerings on Global 5000 and high-growth middle market firms and services customers located mainly in the United States and throughout North America, Europe, Asia, and Australia.

  (b) Principles of Consolidation

        As discussed above, the Company has held ownership interests in many associated companies since its inception. Under the Company's new strategic focus, the Company's acquisitions are almost exclusively acquisitions of 100% of the stock of certain companies that fit its operating strategy. The following discussion regarding the principles of consolidation is meant to explain how the Company accounted for investments in associated companies focused on e-business and vertical markets, which accounted for the majority of the Company's consolidated operations in 1999 and 2000. These companies were considered part of the Company's divine interVentures portfolio throughout 2001. The significance of the operations of these associated companies on the consolidated operations of the Company decreased throughout 2001, and as of December 31, 2001, the Company has completely written off its investments in the associated companies in its divine interVentures portfolio, other than amounts included in available-for-sale securities.

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

  (c) Cash Equivalents

        The Company considers all highly liquid instruments with an original maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents at December 31, 2001 are invested principally in money market accounts, short-term treasury bills, and commercial paper.

  (d) Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents. The Company maintains its cash accounts with various banks. The total domestic cash balances of the Company are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor, per bank. In addition, a significant portion of the cash held by the Company in domestic brokerage accounts at December 31, 2001 is protected with coverage provided through commercial insurers. The Company had uninsured cash and cash equivalents at December 31, 2001 of $103,653,000.

  (e) Financial Instruments

        Cash equivalents, accounts receivable, notes receivable, prepaid expenses, deferred publisher costs, accounts payable, publisher payables, accrued expenses, deferred revenue, and notes payable are carried at cost which approximates fair value due to the short-term maturity of these instruments. Long-term debt is carried at cost which approximates fair value due to the variable rates at which the underlying notes bear interest.

  (f) Property and Equipment

        Property and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally forty years for buildings, twelve years for machinery and equipment, seven years for furniture and fixtures, and three years for computer equipment and software. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the assets.

  (g) Software Development Costs

        Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as research and development costs, and expensed as incurred. Once technological feasibility has been determined, material costs incurred in the construction phase of software development, including coding and testing, and product quality assurance, are to be capitalized. To date, no software development costs have been capitalized as technological feasibility has been achieved substantially concurrent with the general release of the Company's software products.

  (h) Software Developed for Internal Use

        The Company expenses costs related to the development of software for internal use. Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, does not materially affect the Company.

  (i) Web Site Development Costs

        The Company expenses costs incurred for web site development. Emerging Issues Task Force (EITF) Issue No. 00-2, Accounting for Web Site Development Costs, does not materially affect the Company.

  (j) Revenue Recognition

        Software transactions are accounted for in accordance with SOP 97-2, Software Revenue Recognition, as amended. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements, such as software products, upgrades/enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The revenue allocated to software licenses where the separate service elements are not essential to functionality of the other elements is generally recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. When the separate service elements are essential to the functionality of the other elements, software license revenues are recognized according to the contract accounting provisions outlined in SOP 81-1, Accounting for Performance of Construction-Type and Certain Performance-Type Contracts, specifically the percentage-of-completion method. The revenue allocated to post-contract customer support is recognized ratably over the term of the support, and revenue allocated to service elements such as training, installation and customization is recognized as the services are performed.

        The majority of the Company's software license arrangements include flexible contractual provisions that, among other things, allow customers to receive unspecified future software products. Under these arrangements, the Company recognizes revenue attributable to the software products ratably over the term of the license arrangement commencing upon delivery of the currently available software products.

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

        Revenue generated from subscription orders for third-party publications is recognized over the subscription period.

        Management fees are recognized as revenue over the period of the management service.

  (k) Goodwill and Other Intangible Assets

        The Company accounts for its acquisitions of consolidated companies under the purchase method of accounting pursuant to SFAS No. 141, Business Combinations. Other intangible assets that are separable from goodwill and have determinable useful lives are valued separately and amortized over their useful lives. Goodwill represents mainly the excess of cost over net assets of acquired businesses that are consolidated. Goodwill and other identifiable intangible assets that do not have determinable useful lives and are not valued separately are not amortized pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is reviewed for impairment on an ongoing basis. Other identifiable intangible assets consist mainly of developed technology and are generally amortized over two to four years.

        Prior to its adoption of SFAS No. 141 on July 1, 2001, the Company accounted for its acquisitions and the related amortization of goodwill and other intangible assets under Accounting Principles Board Opinion No. 16, Business Combinations (APB No. 16). Under APB No. 16, the Company amortized all of its goodwill and other intangible assets over two or three years. The Company continued to amortize, through December 31, 2001, its remaining goodwill and other intangible assets resulting from business combinations occurring prior to July 1, 2001.

        For the years ended December 31, 2001 and 2000, and for the period ended December 31, 1999, the Company recorded amortization expense of $12,757,000, $51,640,000, and $1,121,000, respectively, related to goodwill and certain intangible assets, as well as net excess investment over the equity in net assets of equity-method associated companies, that are no longer being amortized in accordance with SFAS No. 142. Had the Company not recorded these amortization expenses, net loss before extraordinary gain would have been $369,099,000 for the year ended December 31, 2001. Net loss applicable to common stockholders for the years ended December 31, 2001 and 2000, and for the period ended December 31, 1999 would have been $357,067,000, $476,542,000, and $4,806,000, respectively. Net loss per share applicable to common stockholders would have been $(1.99), $(7.07), and $(4.19), respectively.

  (l) Impairment Valuation

        On a continuous basis, but no less frequently than at the end of each quarterly reporting period, the Company evaluates the carrying value for financial statement purposes of its goodwill and other intangible assets. The Company accounts for the impairment of goodwill and other intangible assets in relation to the operating performance and future undiscounted cash flows of the reporting units of the underlying businesses when indications of impairment are present. Such indications of impairment include, but are not limited to, the actual performance of reporting units compared with budgeted performance, layoffs within reporting units and associated facilities impairment charges, if applicable, and market trends.

  (m) Gain or Loss on Issuance of Stock by Associated Companies

        Pursuant to SEC Staff Accounting Bulletin No. 84, at the time an associated company accounted for under the consolidation or equity method issues its stock at a price different from the associated company's book value per share, the Company's share of the associated company's net equity changes. If at that time, the associated company is not a newly formed, non-operating entity, nor a research and development start-up or development stage company, nor is there question as to the associated company's ability to continue in existence, the Company records the change in its share of the associated company's net equity as a gain or loss in its consolidated statements of operations. Otherwise, the Company records the change in its share of the associated company's net equity as an increase or decrease in its additional paid-in capital.

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

        Had the Company reported net income for the year ended December 31, 2001, the weighted average number of shares outstanding would have potentially been diluted by 29,553,095 common equivalent shares, assuming the exercise of all outstanding stock options and by 1,707,634 common equivalent shares, assuming the exercise of all outstanding warrants.

        Had the Company reported net income for the year ended December 31, 2000, the weighted average number of shares outstanding would have potentially been diluted by 41,631,000 common equivalent shares, assuming the conversion of preferred stock from the date of issuance of that preferred stock. All preferred stock of the Company was converted into common stock upon the completion of the Company's initial public offering on July 18, 2000. Had the Company reported net income for the year ended December 31, 2000, the weighted average number of shares outstanding would have potentially been further diluted by 3,189,000 common equivalent shares, assuming the exercise of stock options.

        Had the Company reported net income for the period ended December 31, 1999, the weighted average number of shares outstanding would have potentially been diluted by 14,992,500 common equivalent shares, assuming the conversion of preferred stock and an additional 619,000 common stock equivalent shares, assuming the exercise of stock options.

  (q) Comprehensive Income (Loss)

        Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Excluding net income (loss), the Company's source of comprehensive income (loss) is from net unrealized appreciation (depreciation) on its available-for-sale securities and from net gain (loss) on foreign currency translation. The Company reports comprehensive income (loss) in the consolidated statements of stockholders' equity.

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

  (s) Reclassifications

        Certain reclassifications of prior period amounts have been made to conform to current period presentations.

  (t) Foreign Currency Translation

        Since the Company does business in foreign countries, fluctuations in exchange rates of various foreign currencies affect the Company's financial position and results of operations. Assets and liabilities of foreign subsidiaries are translated to U.S. dollars using the exchange rates in effect at the end of the reporting period. The revenue and expense accounts of foreign subsidiaries are translated to U.S. dollars at the average exchange rates for the reporting period. The gains or losses that result from translation are shown in accumulated other comprehensive income (loss) in the stockholders' equity section of the balance sheet.

(2) Accounts Receivable

        Net accounts receivable consist of the following:

	December 31,
	2001	2000
	(in thousands)
Accounts receivable	$207,816	$14,541
Allowance for doubtful accounts	(6,983)	(6,863)

	$200,833	$7,678

        The Company sells to customers in a wide variety of industries and markets throughout the world. Receivables arising from these sales are generally not collateralized. Adequate provisions have been recorded for uncollectible receivables. There are no significant concentrations of credit risk.

        The Company has an agreement under which one of its foreign subsidiaries sells certain of its trade accounts receivable. The factoring company has the risk of credit loss on the receivables and accordingly, there is no allowance for doubtful accounts related to these receivables on the Company's consolidated balance sheets.

        Activity in the allowance for doubtful accounts is summarized as follows:

	Years Ended December 31,
			Period Ended December 31, 1999
	2001	2000
	(in thousands)
Beginning balance	$6,863	$587	$—
Balance acquired from acquisitions	19,787	606	587
Bad debt expense	23,378	6,186	—
Write-offs	(43,045)	(516)	—

Ending balance	$6,983	$6,863	$587

(3) Property and Equipment

        Property and equipment are summarized as follows:

	December 31,
	2001	2000
	(in thousands)
Land and land improvements	$9,873	$9,750
Buildings	3,491	—
Machinery and equipment	1,772	7,543
Computer equipment and software	22,565	17,775
Office equipment and furniture	7,615	1,622
Construction in progress	115	94
Leasehold improvements	13,453	6,289

	58,884	43,073
Less accumulated depreciation and amortization	(14,549)	(9,253)

	$44,335	$33,820

(4) Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are summarized as follows:

	December 31,
	2001	2000
	(in thousands)
Goodwill	$157,247	$11,860
Developed technology	57,310	10,079
Customer lists	—	5,570
Workforce in place	—	1,620
Other intangible assets	615	662

	215,172	29,791
Less accumulated amortization	(4,097)	(21,170)

	$211,075	$8,621

        At December 31, 2001 the Company had $54,370,000 of amortizable intangible assets, consisting of developed technology and other intangible assets. The Company expects to amortize these intangible assets as follows: 2002—$14,539,000; 2003—$14,539,000; 2004—$14,292,000; and 2005—$11,000,000.

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

        On November 8, 1999, the Company paid $2,000,000 and issued a promissory note for $4,000,000 for 26.5% of Whiplash, Inc. (Whiplash), which provided a Web-based global distribution system to improve the efficiency and profitability of sellers in the leisure travel market space. The promissory note carried interest at 6%. The first $2,000,000 installment was paid on December 31, 1999 and the second $2,000,000 installment was paid in March 2000. In addition, during the second quarter of 2000, the Company paid $1,250,000 in cash and issued a note for $1,250,000 to obtain an additional interest in Whiplash. Whiplash ceased all meaningful operations in the fourth quarter of 2000.

        On November 19, 1999, the Company acquired 1.1% of Commerx, Inc. (Commerx) for $2,500,000. Commerx provides vertical online marketplaces for industrial markets.

        On November 19, 1999, the Company paid $4,905,275 for 97% of mindwrap, inc. (mindwrap) and their OPTIX software, which provides document imaging, management and control to laser disk technology. As part of this acquisition, $694,529 of debt owed by mindwrap to its parent company was forgiven.

        On November 23, 1999, the Company paid $5,000,000 and issued a promissory note for $10,000,000 for 37.4% of PocketCard Inc. (PocketCard), which provided businesses and individuals with debit cards that allowed real-time funding over the Internet. The promissory note carried interest at 8%. The note was paid in $5,000,000 installments in February and March 2000. PocketCard ceased all meaningful operations in the fourth quarter of 2000.

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

        On November 23, 1999, the Company paid $500,000 for 63.8% of i-Street, Inc., which is a business-to-business media company and news portal focused on the Internet and technology businesses in Chicago and the Midwest. In January 2001, the Company restructured its ownership interest in i-Street, such that the Company's voting ownership in i-Street was reduced to 25.1%. As a result, beginning in January 2001, i-Street was accounted for under the equity method of accounting, whereas it had previously been consolidated. In July 2001, the Company exchanged all of its outstanding preferred securities in i-Street for 36,222 shares of common stock of i-Street. The Company now holds an ownership interest of 10.0% in i-Street.

        On November 23, 1999, the Company paid $867,000 for a 43.0% interest in Entrepower, Inc. (Entrepower), which was an on-line recruiting service provider. Entrepower ceased all meaningful operations in the fourth quarter of 2000.

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

        On December 8, 1999, the Company acquired 44.1% of OpinionWare.com, Inc. (OpinionWare) for $2,000,000. OpinionWare provides technology that allows businesses to gather and analyze the opinions of large public and private online communities. In addition, during the second quarter of 2000, the Company paid $5,000,000 in cash to obtain an additional interest in OpinionWare. On April 30, 2000, the Company changed its method of accounting for its investment in OpinionWare from the equity method to the consolidation method due to the Company's additional investment.

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

    2000 Business Combination Activity

        On January 11, 2000, the Company acquired 51.3% of BeautyJungle.com, Inc. (BeautyJungle) for $10,000,000. Subsequently on March 13, 2000, the Company acquired an additional interest in BeautyJungle for $8,000,000, which increased the Company's ownership percentage of BeautyJungle to 61.2%. BeautyJungle offered an electronic marketplace for buyers and sellers of beauty products, but ceased all meaningful operations in the third quarter of 2000.

        On January 24, 2000, the Company acquired 54.3% of bid4real.com, inc., (bid4real) for $7,000,000. bid4real provided a forum on which real estate auctions are conducted on-line. bid4real ceased all meaningful operations in June 2001.

        On January 28, 2000, the Company paid $1,000,000 and issued a promissory note for $9,000,000 for 48.8% of iFulfillment, Inc., which provided fulfillment and inventory management services to businesses selling products over the Internet. The promissory note carried interest at 8.5% and was paid in installments through May 2000. In addition, during the third and fourth quarters of 2000, the Company paid $9,000,000 in cash to obtain an additional interest in iFulfillment. On August 1, 2000, the Company changed its method of accounting for its investment in iFulfillment from the equity method to the consolidation method due to the Company's additional investment. iFulfillment ceased all meaningful business operations in the fourth quarter of 2001. As a result, the Company received a distribution in bankruptcy of $215,000 in January 2002 related to its investment in iFulfillment.

        On January 31, 2000, the Company paid $3,000,000 and issued a promissory note for $2,000,000 for 70.0% of ViaChange.com, Inc., which provides a forum on which auctions of products in capital markets are conducted on-line. The promissory note carried interest at 8.0% and was paid in May 2000. In November 2001, the Company's ownership interest in ViaChange was extinguished and replaced with a warrant to purchase 30.0% of the common stock of ViaChange.

        On February 1, 2000, the Company paid $11,500,000 and issued 500,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for 42.7% of closerlook, inc., a strategy, design and technology firm that delivers communication, marketing and software solutions to bring its clients closer to their customers. The Company placed an additional $1,500,000 and 1,500,000 shares of its series F preferred stock into escrow, which was returned to the Company because closerlook did not meet certain predetermined revenue goals for 2000. The 1,500,000 shares of series F preferred stock, which have since been converted to 250,000 shares of the Company's class A common stock, were cancelled in June 2001. In June 2001, the Company sold back its interest in closerlook for nominal consideration.

        On February 3, 2000, the Company acquired 36.3% of iSalvage.com, Inc., (iSalvage) for $6,500,000. iSalvage provided an electronic marketplace for recycled and rebuilt automotive parts. In February 2001, iSalvage.com, Inc., ceased all meaningful business operations. The Company wrote down the carrying value of its investment in iSalvage to $72,000 in 2000. In March 2001, the Company received $194,000, representing its share of the first cash distribution in the liquidation of iSalvage. In July 2001, the Company received $44,000, representing its share of the final cash distribution.

        On February 4, 2000, the Company paid $5,000,000 and issued a promissory note for $4,000,000 for 32.3% of Xippix, Inc., which provided technology that allows high-resolution imaging for companies' web sites. The promissory note carried interest at 8.0% and was paid in May 2000. In addition, during the second quarter of 2000, the Company paid $1,242,000 in cash to obtain an additional interest in Xippix. In April 2001, Xippix, Inc. ceased all meaningful business operations.

        On February 8, 2000, the Company acquired 25.0% of Martin Partners, L.L.C. (Martin Partners) for $1,670,883. Martin Partners is an executive search firm which focuses on e-commerce and technology companies. In November 2000, the Company sold its interest in Martin Partners back to the principals of Martin Partners for a price equal to the Company's purchase price plus interest. The Company recognized a loss of $39,000 on the sale of Martin Partners.

        On February 10, 2000, the Company paid $2,500,000 and issued a promissory note for $2,500,000 for 55.6% of Oilspot.com, Inc., which provides an electronic marketplace for purchasers and suppliers of petroleum products and services. The promissory note carried interest at 8.5%; $1,000,000 was paid in June 2000 and $1,500,000 was forgiven in October 2000 in conjunction with Oilspot's merger with FuelQuest, Inc. As of December 31, 2001, the Company owns less than 1% of FuelQuest, Inc.

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

        On February 11, 2000, the Company acquired 44.5% of CapacityWeb.com, Inc. (CapacityWeb) for $4,500,000. CapacityWeb provided an electronic marketplace for industrial manufacturing capacity, but ceased all meaningful operations in 2000.

        On February 11, 2000, the Company paid $15,000,000 and issued 10,000,000 shares of its series F preferred stock (with a fair value of $4.80 per share) for communication and collaboration software. This software was the basis for Parlano, Inc. (Parlano), of which the Company obtained a 75.1% ownership interest. Parlano markets and licenses software that allows information to be captured, filtered and stored in corporate databases and used in knowledge management applications. In connection with the issuance of the Company's series F preferred stock on February 11, 2000, the Company recorded a non-cash dividend of $7,530,000. This non-cash dividend relates to the deemed beneficial conversion features associated with this preferred stock. The series F preferred stock has since been converted to 1,666,666 shares of the Company's class A common stock.

        On February 11, 2000, the Company paid $5,000,000 and issued a promissory note for $5,000,000 for 45.2% of United Process Group, Inc. (UPG), formerly eFiltration.com, Inc., which offered an electronic marketplace for the filtration industry. The promissory note carried interest at 8.5% and was paid in July 2000. In May 2001, UPG, Inc. repurchased the Company's ownership interest for nominal consideration. In a separate transaction in May 2001, the Company acquired a 24.7% interest in UPG for $500,000 plus future consulting services valued at $320,000. One of the conditions of the new stock purchase agreement was that the Company would not be required to make an additional investment of $11 million, as detailed in the original purchase agreement. In September 2001, the Company acquired the 75.3% of the equity interests of UPG that it did not already own in exchange for nominal consideration and an agreement to hire certain of UPG's employees. As a condition of the September 2001 transaction, the unfulfilled portion of the consulting services owed in conjunction with the May 2001 transaction was nullified.

        On February 11, 2000, the Company acquired 32.1% of iGive.com, inc. (iGive) for $4,000,000. iGive provides technology and services to a network of merchants, non-profit organizations and consumers which enable retail purchasers to assist non-profit organizations.

        On February 11, 2000, the Company paid $12,000,000 and issued a promissory note for $11,500,000 for 40.4% of Mercantec, Inc., which produces software that allows merchants to integrate e-commerce capabilities into their existing web sites. The promissory note carried interest at 6.0%; $6,500,000 was paid in April 2000 and $5,000,000 was paid in August 2000.

        On February 11, 2000, Xqsite, Inc., of which the Company owned 80.6% on the acquisition date, acquired 66.7% of Web Design Group, Inc. (Web Design Group) for $7,000,000. Web Design Group provides web development and electronic business services to companies seeking to develop and implement effective web solutions for their operations.

        On February 11, 2000, Xqsite, Inc., paid $500,000 and issued a promissory note for $500,000 for 65.0% of Westbound Consulting, Inc., (Westbound Consulting) which delivers customized Internet solutions through web consulting, marketing, development and hosting services. The promissory note carried interest at the prime rate of interest as stated in the Wall Street Journal; $250,000 was paid by the Company in April 2000 and $250,000 was paid by Web Design Group on behalf of Xqsite in May 2000.

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

        On February 25, 2000, the Company acquired 39.7% of Launchworks, inc. (Launchworks) for $11,428,571. Launchworks is a provider of capital and strategic services to business-to-business e-commerce companies. During the third quarter of 2000, the Company paid $4,050,000 in cash and issued 1,152,826 shares of its class A common stock valued at $8,095,000 to obtain an additional interest in Launchworks. In February 2002, the Company issued 2,159,074 shares of its class A common stock to Wirecomm Systems, Inc., a subsidiary of Launchworks, in satisfaction of an obligation of the Company under a collar agreement between the Company and Launchworks. Also, in further satisfaction of the collar obligation, the Company returned 800,000 preferred shares of Launchworks. The Company has no further obligations under the Launchworks collar agreement.

        On March 8, 2000, the Company paid $2,500,000 and issued a promissory note for $2,500,000 for 42.0% of TV House, Inc., which produces and syndicates Internet video financial news updates designed for individual investors. The promissory note carried interest at 8.5% and was paid in July 2000.

        On March 10, 2000, the Company acquired 34.6% of Aluminium.com, Inc. (Aluminium) for $19,250,000. Aluminium provides a business-to-business online exchange for buying and selling all grades of aluminum raw materials. In June 2001, Aluminium, inc. ceased all meaningful business operations.

        On March 15, 2000, the Company acquired 47.1% of eReliable Commerce, Inc. (eReliable) for $4,725,000. eReliable offers technology to provide business-to-business e-commerce web sites with customized guaranteed transaction services.

        On March 24, 2000, Host divine, inc., of which the Company owned 80.6% on the acquisition date, acquired 76.2% of NetUnlimited, Inc. (NetUnlimited) for $5,000,000. NetUnlimited markets various Internet technology infrastructure services.

        On March 30, 2000, the Company acquired 62.9% of Panthera Productions, LLC (Panthera) for $2,700,000. Panthera offers a web channel for entertainment and education that will provide users a virtual experience with animals throughout Africa.

        On April 3, 2000, the Company paid $2,000,000 and issued a promissory note for $24,871,429 for 33.0% of Emicom Group, Inc. (Emicom). The promissory note carried interest at 8.5% and was paid in July 2000. Emicom is a technology holding company that provides capital and advisory services to early-stage technology companies located in the Middle East.

        On April 28, 2000, the Company paid $16,100,000 and issued a promissory note for $16,100,000 for 41.0% of Farms.com, Ltd. (Farms). The promissory note carried interest at 8.0% and was paid in July 2000. Farms provides an electronic marketplace for the livestock and grain industries. In June 2001, the Company sold back its interest in Farms for $13,000,000, which resulted in a realized gain of $7,225,000 included within other income in the consolidated statement of operations for the year ended December 31, 2001.

        On July 26, 2000, the Company paid $17,500,000 for 37.4% of Dolphin Interventures (formerly Latin American Econetworks N.V.), which provides capital and strategic services to Internet and related companies throughout Latin America.

    2001 Business Combination Activity

        In February 2001, the Company, through its wholly owned subsidiary divine Global Services, Inc. (dGS), acquired the minority interest of Web Design Group in exchange for 222,841 shares of the Company's class A common stock. Because Web Design Group did not meet certain predetermined revenue targets in 2001, the Company was not obligated to issue any of the 222,841 additional common shares detailed in the purchase agreement.

        In February 2001, Buzz msp inc., a wholly owned subsidiary of the Company, was merged into dGS.

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

        On March 29, 2001, the Company acquired 100% of the capital stock of SageMaker, Inc. (SageMaker) in exchange for a total of 10,533,333 shares of its class A common stock. Of those shares, 1,333,333 shares are held in an escrow account pending the determination of SageMaker's performance against certain cash collection thresholds in 2001. The Company also has granted stock options to purchase 2,200,000 shares of the Company's class A common stock, and has agreed to grant stock options to purchase up to a maximum of $2,000,000 of the Company's class A common stock to the continuing employees of SageMaker to the extent SageMaker is determined to have exceeded certain cash collection thresholds in 2001. SageMaker offers software that integrates content for enterprise information portals.

        In two separate transactions in April 2001, the Company acquired certain assets from marchFIRST, Inc. ("marchFIRST"), including, but not limited to, its former Whittman-Hart operations, its SAP implementation practice, and its value-added reseller business. Additionally, the Company acquired accounts receivable with a face value of $102.8 million. The acquired business is held by the Company's newly formed subsidiary, divine/Whittman-Hart, Inc. ("divine/Whittman-Hart"). The Company paid to marchFIRST $12,500,000 in cash and divine/Whittman-Hart issued marchFIRST a promissory note. The note is a $57.5 million balloon note, payable in five years but accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations and which is secured by the assets of divine/Whittman-Hart. This note bears interest at the Wall Street Journal prime rate of interest. In conjunction with the Company's acquisition of marchFIRST assets, divine/Whittman-Hart also assumed $12.0 million of accrued compensation and benefit obligations for the employees transferred with the acquired businesses. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the next five years exceeds divine/Whittman-Hart's obligation under the promissory notes. The Company does not guarantee the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to the Company.

        In April 2001, the Company acquired the minority interest of OpinionWare in exchange for 1,637,948 shares of the Company's class A common stock. In addition, the Company issued, to OpinionWare's employees, 1,764,266 options to purchase the Company's class A common stock.

        In April 2001, the Company acquired the minority interest of LiveOnTheNet.com, Inc. in exchange for 817,217 shares of the Company's class A common stock, and changed the name of LiveOnTheNet.com, Inc. to LOTN, Inc. ("LOTN"). In May 2001, the Company sold certain assets, subject to certain liabilities, of LOTN, including the name "LiveOnTheNet.com," to a newly created entity (new LiveOnTheNet) in exchange for a promissory note in the amount of $1,750,000. The Company owns a 25.0% interest in new LiveOnTheNet.

        In May 2001, the Company acquired the minority interest of mindwrap, inc., an associated company since November 1999, in exchange for 50,000 shares of the Company's class A common stock.

        In May 2001, the Company acquired 100% of the stock of DataBites, Inc. through a merger of the Company's wholly owned subsidiary, CoolBites, Inc., with DataBites in exchange for 1,074,423 shares of the Company's class A common stock. Additionally, the Company has granted to DataBites' continuing employees options to purchase 107,500 shares of the Company's class A common stock. DataBites provides technology that allows users to conveniently capture content from the Internet for display on any Internet-enabled device.

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

        In September 2001, through its wholly owned subsidiary, divine Germany, the Company acquired certain assets and assumed certain liabilities of marchFIRST GmbH, a professional services organization in Germany. For these assets, the Company issued a note payable in the amount of 5,369,000 Euros (approximately $4,894,000 at December 31, 2001). The note is due and payable on or before September 1, 2002. The Company has the option to pay the note with cash, or by issuing shares of the Company's class A common stock to the former marchFIRST GmbH stockholders.

        In September 2001, the Company acquired an additional 26.6% equity interest in Parlano Inc. in exchange for 3,851,944 shares of the Company's class A common stock. Additionally, the Company has granted to Parlano's continuing employees options to purchase 958,970 shares of the Company's class A common stock.

        In October 2001, the Company acquired 100% of the stock of eshare communications, Inc., a leading provider of customer interaction management (CIM) solutions, in exchange for 68,435,596 shares of the Company's class A common stock. In addition, the Company issued options to purchase 3,676,299 shares of the Company's class A common stock to eshare employees upon conversion of existing options to purchase common shares of eshare.

        In October 2001, the Company acquired 100% of the stock of Open Market, Inc, a provider of enterprise content management and delivery application software, in exchange for 44,454,515 shares of the Company's class A common stock. In addition, the Company issued options to purchase 8,356,507 shares of the Company's class A common stock, to Open Market employees, and warrants to purchase 1,460,559 shares of the Company's class A common stock, in each case upon conversion of existing options and warrants to purchase Open Market common stock.

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

        In October 2001, the Company acquired 100% of the stock of Synchrony Communications, Inc., a leading customer interaction management suite provider, in exchange for promissory notes to the former stockholders of Synchrony in the aggregate principal amount of $6,875,000. The notes were paid in December 2001 upon the issuance by the Company of 5,500,000 shares of its class A common stock.

Additionally, the Company issued warrants to purchase 44,756 shares of its class A common stock and agreed to grant options to purchase 2,000,000 shares of the Company's class A common stock to the continuing employees of Synchrony.

        In October 2001, the Company acquired, through divine/Whitman-Hart, inc., one of its wholly owned subsidiaries, the assets of marchFIRST, Inc.'s HostOne application hosting unit. The Company purchased these assets in exchange for providing operating funds to HostOne from April 2001 to October 2001. In addition, the Company issued to Microsoft Corporation a total of 8,196,722 shares of its class A common stock in exchange for the cancellation of debt owed by marchFIRST to Microsoft.

        In November 2001, the Company acquired RoweCom Inc., a leading global provider of sophisticated tools and client services for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books and other knowledge resources, in exchange for 10,158,420 shares of the Company's class A common stock. The Company also issued warrants to purchase 3,752,602 shares of the Company's class A common stock upon conversion of existing options and warrants to purchase RoweCom common stock. In addition, the Company has agreed to grant options to purchase the Company's class A common stock to RoweCom employees.

        In November 2001, the Company acquired the 62.6% of Latin American Econetworks N.V. (also known as Dolphin Interventures) that it did not already own in exchange for 8,000,000 shares of the Company's class A common stock. Prior to the closing of the acquisition, $7,400,000 was distributed to the former owners of Dolphin Interventures.

        In December 2001, the Company acquired 100% of the stock of Eprise Corporation, a leading provider of content management solutions, for 54,017,705 shares of the Company's class A common stock. In addition, the Company issued options to purchase 4,562,903 shares of the Company's class A common stock to Eprise's employees and warrants to purchase 310,723 shares of the Company's class A common stock, in each case upon conversion of existing options and warrants to purchase Eprise common stock.

        In December 2001, the Company acquired 100% of the stock of Softmetric, Inc., a leader in providing business activity monitoring and performance analysis solutions for the call center industry, for 4,801,368 shares of the Company's class A common stock. In addition, the Company issued options to purchase 350,000 shares of the Company's class A common stock.

    Pro Forma Impact of Acquisitions

        During the year ended December 31, 2001, the Company acquired 100% of eshare communications, Inc., Eprise Corporation, RoweCom Inc., and Open Market, Inc. ("the pro forma acquisitions"). The following unaudited pro forma financial information for the years ended December 31, 2001 and 2000 presents the consolidated operations of the Company as if the pro forma acquisitions had been made on January 1, 2000, after giving effect to certain adjustments including increased amortization of certain intangible assets related to the acquisitions. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 will not be amortized. As the pro forma acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense related to these acquisitions. The Company's acquisition of certain assets from marchFIRST has been excluded from the unaudited pro forma financial information because the operational results related to these assets for periods prior to the acquisition are indeterminable. Other acquisitions made during the year ended December 31, 2001 have also been excluded because their effects would be immaterial. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the

Company's consolidated results of operations had the 2001 acquisitions been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(in thousands, except per share data)
Revenues	$694,705	$605,777
Net loss applicable to common stockholders	(469,595)	(697,151)
Basic and diluted net loss per share applicable to common stockholders	$(1.42)	$(2.85)

(6) Ownership Interests in Equity Method and Cost Method Associated Companies

        The following summarizes the Company's ownership interests in associated companies accounted for under the equity method and cost method of accounting. The ownership interests are classified according to applicable accounting methods at December 31, 2001 and 2000. Cost basis represents the Company's original acquisition cost. Associated companies that have ceased operations or were sold in 2000 are not included at December 31, 2000. Associated companies that have ceased operations or were sold in 2001 are not included at December 31, 2001.

	December 31, 2001		December 31, 2000
	Carrying value	Cost basis	Carrying value	Cost basis
	(in thousands)
Equity method	$—	$82,130	$57,000	$209,144
Cost method	—	12,628	8,939	10,189

	$—	$94,758	$65,939	$219,333

        The Company recorded $5,771,000 in excess investment over its share of the underlying equity in the net assets of companies accounted for under the equity method of accounting during the year ended December 31, 2001. Amortization expense of $6,287,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the year ended December 31, 2001. The Company also recorded $36,633,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies for the year ended December 31, 2001. The Company recorded $120,102,000 in excess investment over its share of the underlying equity in the net assets of companies acquired during the year ended December 31, 2000, accounted for under the equity method of accounting. The Company also recorded $113,125,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies for the year ended December 31, 2000. Amortization expense of $36,995,000 is included in "equity in losses of associated companies" in the accompanying consolidated statement of operations for the year ended December 31, 2000.

        The following summarized financial information for associated companies accounted for under the equity method of accounting at December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000 has been compiled from the financial statements of the respective associated companies. The results of operations for associated companies that the Company has fully impaired are included up to the month that the Company's carrying value in those associated companies was reduced to $0. The balance sheets for those associated companies written down to $0 as of December 31, 2001 or 2000 are not included in the summarized balance sheets as of those dates.

Balance Sheets

	December 31,
	2001	2000
	(in thousands)
Current assets	$—	$178,942
Noncurrent assets	—	31,637

Total assets	$—	$210,579

Current liabilities	$—	$24,154
Non-current liabilities	—	3,670
Redeemable preferred stock	—	198,826
Stockholders' deficit	—	(16,071)

Total liabilities, redeemable preferred stock and stockholders' deficit	$—	$210,579

Results of Operations

	Year Ended December 31, 2001	Year Ended December 31, 2000	Period Ended December 31, 1999
	(in thousands)
Revenues	$49,428	$46,734	$34
Gross profit	13,920	28,884	24
Net loss	$(37,019)	$(140,641)	$(4,785)
(7)
Ownership Interests in Consolidated Companies

        In April 2001, the Company acquired certain assets from marchFIRST, including, but not limited to, its former Whittman-Hart operations, its SAP software implementation practice, and its value-added reseller business. The Company paid $12,500,000 in cash and the Company's wholly owned subsidiary, divine/Whittman-Hart, issued $57,500,000 in promissory notes in exchange for these assets.

        In October 2001, the Company acquired 100% of eshare communications, a leading provider of customer interaction management (CIM) solutions. The purchase price, for the purpose of recording the purchase accounting for this transaction, consisted of $3,426,000 of cash payments related to acquisition costs, and 68,435,596 non-contingent shares of the Company's class A common stock, with a fair value of $36,271,000. The purchase price was reduced by $1,225,000 for the write-off of the Company's payables to eshare. Additionally, the Company has granted stock options to purchase 3,676,299 shares of the Company's class A common stock which are included as part of the purchase price paid by the Company. The Black-Scholes fair value of these options was $1,671,000.

        In October 2001, the Company acquired 100% of Open Market, a provider of enterprise content management and delivery application software. The purchase price, for the purpose of recording the purchase accounting for this transaction, consisted of $7,381,000 of cash payments related to acquisition costs and interim financing, and 44,454,515 non-contingent shares of the Company's class A common stock, with a fair value of $56,013,000. Additionally, the Company has granted stock options and warrants to purchase 9,817,066 shares of the Company's class A common stock which are included as part of the purchase price paid by the Company. The Black-Scholes fair value of these options and warrants was $6,991,000.

        In November 2001, the Company acquired 100% of RoweCom, a leading global provider of sophisticated tools and client services for purchasing and managing the acquisition of magazines, newspapers, journals and e-journals, books, and other knowledge resources. The purchase price, for the purpose of recording the purchase accounting for this transaction, consisted of $1,402,000 of cash payments related to acquisition costs, and 10,158,420 non-contingent shares of the Company's class A common stock, with a fair value of $14,628,000. Additionally, the Company has granted warrants to purchase 3,752,602 shares of the Company's class A common stock which are included as part of the purchase price paid by the Company. The Black-Scholes fair value of these warrants was $1,414,000.

        In December 2001, the Company acquired 100% of Eprise, a leading provider of content management solutions. The purchase price, for the purpose of purchase accounting for this transaction, consisted of $1,193,000 of cash payments related to acquisition costs, and 54,017,705 non-contingent shares of the Company's class A common stock, with a fair value of $38,299,000. Additionally, the Company has granted stock options and warrants to purchase 4,873,626 shares of the Company's class A common stock which are included as part of the purchase price paid for the Company. The Black-Scholes fair value of these options and warrants was $2,859,000.

        During the year ended December 31, 2001, the Company acquired 100% of SageMaker, DataBites, Softmetric, and Synchrony, certain assets and liabilities of marchFIRST GmbH, Fracta, marchFIRST's HostOne application hosting unit, and Intira, the minority interests of Web Design Group, Westbound Consulting, OpinionWare, LiveOnTheNet, mindwrap, Parlano, and the equity interests of Emicom and Latin American Econetworks N.V. that it did not previously own. The purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of $19,517,000 of cash payments (including acquisition costs), 51,485,595 non-contingent shares of the Company's class A common stock, with a fair value of $54,772,000, notes payable to former Synchrony and marchFIRST GmbH shareholders totaling $11,633,000, and the forgiveness of a note payable by Westbound Consulting to the Company in the amount of $525,000. Additionally, in conjunction with the SageMaker, OpinionWare, DataBites, Fracta, Emicom, Parlano, Synchrony, and Softmetric transactions, the Company has granted or agreed to grant stock options and warrants to purchase 4,483,306 shares of the Company's class A common stock which are included as part of the purchase price paid by the Company for those companies. The Black-Scholes fair value of these options and warrants was $4,505,000.

        These companies are included in the Company's consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company's ownership interest to exceed 50%.

        The value of stock issued as consideration in these acquisitions was determined based on the average closing market price of divine's common shares on the measurement date and the three trading days before and after the measurement date. The measurement date is generally the date on which the terms of the acquisition are agreed to and announced, unless the number of shares or the amount of other consideration is subsequently changed as a result of further negotiations or a revised acquisition agreement, or if the number of shares or the amount of other consideration to be issued could change pursuant to a formula in the initial acquisition agreement. In these cases, the measurement date is the first date on which the number of acquirer shares and the amount of other consideration become fixed.

        The following table presents information (in thousands) concerning the purchase price allocations for the acquisitions accounted for under the purchase method during 2001.

		Fair Value of Tangible Net Assets Acquired	Fair Value on Acquisition Date
Company	Purchase Price		Customer List	Developed Technology	Workforce in Place	In-process Research and Development	Unearned Stock Based Compensation	Extraordinary Gain	Goodwill
marchFIRST	$70,000	$55,367	$—	$—	$—	$—	$—	$—	$14,633
Open Market	70,385	(2,385)	—	21,247	—	6,256	—	—	45,267
eshare	40,143	3,908	—	23,784	—	5,187	—	—	7,264
RoweCom	17,444	(62,987)	—	—	—	—	—	—	80,431
Eprise	42,350	37,517	—	3,923	—	689	221	—	—
Others	87,970	32,894	2,139	22,306	4,386	1,609	—	(12,032)	36,668

	$328,292	$64,314	$2,139	$71,260	$4,386	$13,741	$221	$(12,032)	$184,263

        The portion of the purchase price that was allocated to in-process research and development assets were written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in acquired technology: in-process research and development. Developed technology is amortized over the useful life of the technology, which ranges from two to four years. The extraordinary gain represents the excess of the fair value of the net current assets acquired over the fair value of the Company's purchase price related to the Company's acquisitions of Emicom ($11,195,000 extraordinary gain) and Latin Capital ($837,000 extraordinary gain).

        The following table summarizes the estimated fair value (in thousands) of the assets acquired and the liabilities assumed at the date of acquisition for the 2001 acquisitions.

	marchFIRST	Open Market	eshare	RoweCom	Eprise	Others
Current assets	$60,901	$14,383	$29,602	$172,885	$48,153	$51,925
Fixed assets	9,464	3,343	1,473	5,916	1,529	7,266
Other non-current assets	136	1,343	596	430	561	71
Intangible assets	14,633	72,770	36,235	80,431	4,612	67,107

Total assets acquired	85,134	91,839	67,906	259,662	54,855	126,369

Current liabilities	15,134	21,742	20,036	228,690	7,104	23,797
Non-current liabilities	—	(288)	7,727	13,528	5,401	2,570

Total liabilities assumed	15,134	21,454	27,763	242,218	12,505	26,367

Net assets acquired	$70,000	$70,385	$40,143	$17,444	$42,350	$100,002

        In April 2000, the Company acquired an additional interest in OpinionWare which resulted in the Company owning over 50% of OpinionWare. OpinionWare is included in the Company's consolidated financial statements since April 30, 2000. In August 2000, the Company acquired an additional interest in iFulfillment which resulted in the Company owning over 50% of iFulfillment. iFulfillment is included in the Company's consolidated financial statements since August 1, 2000. In addition to the above two companies, nine of the companies in which the Company acquired an interest during the year ended December 31, 2000 and three of the companies in which the Company acquired an interest during the period ended December 31, 1999 have been accounted for using the consolidation method. The purchase prices have been allocated to the identifiable net assets based upon their book values, which approximate fair values, at the dates of acquisition. The portions of the purchase prices allocated to identifiable intangible assets and goodwill are being amortized on a straight-line basis over one to three years. These companies are included in the Company's consolidated financial statements from the dates of acquisition, or from the dates of the subsequent investments by the Company that caused the Company's ownership interest to exceed 50%. The purchase prices for the year ended December 31, 2000 and for the period ended December 31, 1999 for these acquisitions were allocated as follows:

	Year Ended December 31, 2000	Period Ended December 31, 1999
	(in thousands)
Identifiable net assets	$58,371	$2,213
Developed technology	16,371	3,894
Customer lists	5,433	1,503
Workforce in place	1,537	573
Goodwill	24,213	12,222

Purchase price	$105,925	$20,405

(8) Deferred Publisher Costs and Deferred Revenue

        Mainly through its acquisition of RoweCom, Inc., the Company enters into service arrangements with customers whereby the Company sells magazines, newspapers, and other knowledge resources of third-party publishers. Upon the Company's placing a customer order with a third-party publisher, deferred revenue and deferred cost is recorded. This deferred revenue and deferred cost is recognized over the underlying subscription period, which is generally one year. At December 31, 2001, the Company had $269,316,000 of deferred revenues related to its service arrangements with customers, partially offset by $238,522,000 of deferred publisher costs.

(9) Notes Payable and Current Portion of Long-Term Debt

        Notes payable and current portion of long-term debt consists of the following at December 31:

	2001	2000
	(in thousands)
RoweCom line of credit	$17,083	$—
RoweCom notes payable	14,775	—
marchFIRST Germany	4,894	—
Current portion of long-term debt	2,322	—
Other	664	521

Total notes payable and current portion of long-term debt	$39,738	$521

        The weighted average interest rate of the Company's interest bearing notes payable and current portion of long-term debt at December 31, 2001 was 5.94%.

  RoweCom Line of Credit

        In December 2001, the Company signed a revolving loan agreement for $20,000,000 with Fleet Capital Corporation. The loans under that agreement are secured by the accounts receivable balances of the domestic operations of RoweCom, and the loans are repaid from the net operating receipts of the domestic operations of RoweCom. The expiration date of this revolving loan agreement is April 15,

2002. The line of credit carries an interest rate equal to the prime rate, which was 4.75% at December 31, 2001.

  RoweCom Notes Payable

        Through the acquisition of RoweCom Inc., the Company acquired several notes payable with interest rates ranging from 6.0% to 7.7%. These notes are secured by $10,000,000 of restricted cash of the Company, and a letter of credit from LaSalle Bank N.A., as discussed below. In January 2002, the Company paid $6,775,000 of this debt. The remainder is due in April 2002.

  marchFIRST Germany Note Payable

        In conjunction with the September 2001 acquisition of certain assets of marchFIRST GmbH, the Company issued a non-interest bearing note payable of 5,369,000 Euros (approximately $4,894,000 at December 31, 2001). This note is secured by a letter of credit from LaSalle Bank N.A., as discussed below. The note is payable in September 2002, and may by settled with cash or shares of the Company's class A common stock.

  LaSalle Line of Credit

        In January 2001, the Company entered into a $25,000,000 line of credit with LaSalle Bank N.A. This line of credit, which carries a variable interest rate equal to the current LIBOR rate plus 25 basis points, is available for working capital and general corporate business needs other than permanent financing for the Company's acquisition of interests in associated companies. The line of credit is collateralized by cash and cash equivalents of the Company to the extent of any borrowings or letters of credit issued under the credit agreement. The Company is currently negotiating to extend this line of credit to January 2003.

(10) Long-Term Debt

        Long-term debt consists of the following at December 31:

	2001	2000
	(in thousands)
marchFIRST loan	$57,500	$—
RoweCom medium-term loan	6,202	—
Synchrony loans	1,761	—
Other long-term debt	153	826

	65,616	826
Less current maturities	2,322	—

Total long-term debt	$63,294	$826

        Maturities of long-term debt for the next five years are as follows:    2002—$2,322,000; 2003—$1,982,000; 2004—$1,311,000; 2005—$1,397,000; 2006—$58,604,000.

marchFIRST Loan

        In April 2001, through its wholly owned subsidiary, divine/Whittman-Hart, the Company acquired certain assets from marchFIRST, Inc. As part of the consideration, divine/Whittman-Hart issued a promissory note to marchFIRST. The $57.5 million balloon note is payable on April 12, 2006, but accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart operations. The note is secured by the assets of divine/Whittman-Hart. This note bears interest at the prime rate as reported by The Wall Street Journal. At December 31, 2001, the interest rate was 4.75%, and the weighted average interest rate was 6.31% for 2001. The Company does not guarantee the promissory note from divine/Whittman-Hart to marchFIRST, but the terms of the promissory note restrict payments from divine/Whittman-Hart to the Company.

RoweCom Medium-Term Loan

        Through the Company's acquisition of RoweCom Inc., the Company assumed a five-year loan. The loan bears interest at the three-month Euribor rate plus 1.6%, and is payable in twenty quarterly payments, which began on September 30, 2001. At December 31, 2001 the interest rate on this loan was 4.89%. The final installment is due in September 2006.

Synchrony Loans

        Through the Company's acquisition of Synchrony Communications, Inc., the Company assumed two equipment loans. The balances of these loans at the acquisition date were $1,500,000 and $295,000, respectively. The loans require combined monthly installments of $97,000, with final payments due in March 2003. These notes bear interest at the three-year U.S. Treasury note rate as reported in The Wall Street Journal, plus a margin of 7.59% and 3.13%, respectively. The interest rates on these two loans at December 31, 2001 were 11.17% and 6.71%, respectively.

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

        Several of the Company's equity method associated companies owned a total of 1,319,592 and 1,986,259 shares of the Company's class A common stock at December 31, 2001 and 2000, respectively. The Company indirectly owned 521,676 and 741,676, respectively, of these shares, which are reflected as treasury stock in the consolidated balance sheets and statements of stockholders' equity at December 31, 2001 and 2000.

        As of December 31, 2001, there were outstanding warrants to purchase 7,668,640 shares of the Company's class A common stock. Of these warrants, 6,568,640 were issued as consideration in acquisitions, and 1,100,000 were issued in conjunction with the Company's stock repurchase agreement with Level 3. All outstanding warrants were issued in the third and fourth quarters of 2001. Exercise prices range from $0.44 to $17.07, with remaining lives ranging from one to ten years.

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

(13) Initial Public Offering and Private Equity Placements

        The Company completed its initial public offering ("IPO") on July 18, 2000, selling 14,285,000 shares of its class A common stock at $9.00 per share, raising $109.2 million in net cash proceeds to the Company, net of underwriters fees of $9.0 million and other offering expenses of $10.3 million.

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

(14) Revenues from Major Customers

        The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as it pertains to significant customers. No customer accounted for more than 10% of the Company's total revenues in 2001 or 2000. PVP I and PVP II, for which the Company acts as general partner, and Whiplash, Inc. accounted for $275,082 (27%) and $282,493 (27%), respectively, of the Company's total revenues in 1999. No other customers accounted for more than 10% of the Company's total revenues in 1999.

(15) Revenues From Equity Method Investees

        Consolidated revenues for the years ended December 31, 2001 and 2000, and the period ended December 31, 1999 include $629,000, $8,605,000 and $293,000, respectively, of revenues generated from transactions with the Company's equity-method associated companies.

(16) Impairment Charges

        For the year ended December 31, 2001, the Company recorded impairment charges of $37,864,000 for other than temporary declines in the carrying value of intangible and other assets associated mainly with its investment in acquired companies accounted for under the consolidation method of accounting. These charges included, but were not limited to, the write-off of the Company's intangible assets of $14,532,000, $1,911,000, and $16,118,000, respectively, related to its acquisitions of SageMaker and DataBites, and its acquisition of certain assets of marchFIRST, respectively. In calculating the fair value of these assets, the Company considered the undiscounted cash flows of the underlying businesses as well as other factors, such as the actual operating performance of the underlying businesses compared to budgeted performance, and layoffs and facilities impairment charges associated with the underlying businesses. The impairment charges related to intangible and other assets also included the write-off of $3,070,000 of notes receivable from employees for the exercise of stock options and $3,000,000 of costs associated with an agreement to shut down the operations of Emicom, as well as net impairment recoveries of $767,000. The Company also recorded impairment charges of $36,633,000 for other than tempory declines in the carrying value of certain equity and cost method associated companies. As of December 31, 2001, the Company has written off all of its investments in associated companies accounted for under the equity and cost methods of accounting.

        The Company recognized an impairment charge on prepaid co-location and bandwidth services of $25,000,000 for the year ended December 31, 2001. This prepaid asset was originally recorded when the Company entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 Communications over a four-year period. Of this amount, $25,000,000 would have been credited as payment by Level 3 for its purchase of the Company's class C common shares, which have since been converted to the Company's class A common shares, concurrent with the Company's IPO in July 2000. In August 2001, the Company agreed to repurchase the 5,555,555 Company shares owned by Level 3 for $5,555,555 and warrants to purchase 2,200,000 shares of the Company's class A common stock at an exercise price of $1.19 per share. Per the agreement, the Company paid $2,800,000 and issued 1,100,000 warrants in September 2001. The remaining $2,800,000 was paid in December 2001 and the remaining 1,100,000 warrants were issued in January 2002. A condition of the repurchase agreement was that the

Company's commitment to purchase $100,000,000 of co-location and bandwidth services was nullified and the Company's prepaid credit of $25,000,000 was eliminated.

        Additionally, the Company recorded impairment charges of $12,022,000 during 2001 related mainly to certain operating leases of divine/Whittman-Hart. These charges consist of the value of future cash payments to honor operating leases on facilities that the Company is no longer utilizing.

        For the year ended December 31, 2000, the Company recorded impairment charges of $57,626,000 for other than temporary declines in carrying value of certain consolidated associated companies. These charges included, but were not limited to, write-offs of the Company's investments in BeautyJungle, Brandango, FiNetrics, and OfficePlanIt, each of which have ceased all meaningful operations. Of the total impairment charges, $39,162,000 was related to goodwill and other intangible assets recognized by the Company upon the acquisition of consolidated associated companies, $15,413,000 was related to fixed assets of consolidated associated companies, and $3,051,000 was related to other assets of consolidated companies.

        The Company also recorded impairment charges of $113,125,000 during 2000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. These charges included the write-down of the Company's net investment in BidBuyBuild to $200,000, which was the value at which it was sold in October 2000, and the write-down of the Company's net investment in iSalvage to $72,000. iSalvage has since ceased all meaningful operations and the Company received $238,000 in 2001 from the liquidation of its assets. These impairment charges also included write-offs of the Company's investments in CapacityWeb, Entrepower, PocketCard and Whiplash, each of which have ceased all meaningful operations. In addition, certain other associated companies' carrying values were written down to their estimated fair values.

        Additionally, the Company recorded a facilities impairment charge during 2000 of $10,961,000, including declines in the carrying value of property owned by the Company, improvements made to properties that the Company no longer considered recoverable and charges related to certain of the Company's operating leases. Of this amount, $5,263,000 represented a liability equal to the net value of future cash payments to honor operating leases on facilities that the Company was no longer utilizing.

(17) Other Expense, net

        Other expense, net of $4,135,000 for the year ended December 31, 2001 consisted primarily of other than temporary declines of $14,711,000 and $4,181,000 in the Company's available-for-sale investments in CMGI and 360networks, respectively, offset by the sale of the Company's investments in Farms.com, Ltd. and Sequoia Software Corporation, which resulted in realized gains of $7,225,000 and $6,611,000, respectively. Additionally, the Company recorded a gain on disposal of assets of $367,000 and other net gains of $554,000.

(18) Net Gain on Stock Transactions of Associated Companies

        The Company has recorded gains (losses) from stock transactions of associated companies in the consolidated statement of operations as follows:

	Years Ended December 31,
Associated company
	2001	2000
	(in thousands)
Launchworks	$—	$4,430
Mercantec	—	(1,011)
Closerlook	—	847
Outtask	199	—
Other associated companies	468	109

Net gain on stock transactions of associated companies	$667	$4,375

        The net gain (loss) represents the net increase (decrease) in the book value of the Company's net equity in the associated company as a result of the associated company's stock transactions. The Outtask gain resulted from the sale, to outside investors, of 731,971 shares of its preferred stock for $1,055,000. The Launchworks gain resulted from the sale, to outside investors, of 3,169,846 shares of Launchworks stock for $15.2 million. The closerlook gain resulted from the issuance, in conjunction with a business combination, of 451,124 shares of closerlook stock valued at $2.3 million on the date of the business combination. The Mercantec loss resulted from Mercantec redeeming 1,432,434 shares of stock for $2.9 million.

(19) Income Taxes

        The reconciliation of income tax expense (benefit) computed using the Federal statutory rate of 34% to the Company's income tax expense (benefit) is as follows:

	Years Ended December 31,
			Period Ended December 31, 1999
	2001	2000
	(in thousands)
Federal income tax benefit at the statutory rate	$(125,740)	$(159,908)	$(3,198)
State income tax benefit, net	(7,891)	(8,620)	(329)
Foreign loss for which no benefit was realized	32,169	—	—
Equity in losses of associated companies	6,657	18,233	481
Minority interest	(1,452)	(6,178)	(18)
Amortization of stock-based compensation	3,287	16,346	254
Nondeductible intangible asset amortization	8,273	19,748	202
Purchase accounting	(12,178)	—	—
Loss of net operating losses pursuant to IRC Section 382	57,142	—	—
Impairment of investment in subsidiaries	12,894	39,500	—
Impairment of intangibles	9,571	13,315	—
Nondeductible meals and entertainment	272	281	40
Other	413	51	—
Adjustment to beginning balances	14,633	—	—
Effect of change in valuation allowance	1,950	67,232	2,568

	$—	$—	$—

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31,
	2001	2000
	(in thousands)
Deferred tax assets:
Depreciation	$2,112	$1,246
Allowance for doubtful accounts	1,141	2,334
State taxes	5,389	1,783
Accrued expenses	5,457	807
Capitalized research and development costs	2,149	—
Capitalized start-up costs	1,614	—
Amortizable intangible assets	28,512	—
Charitable contributions	212	256
Impairment on fixed assets and facilities	10,254	8,967
Net operating loss carryforward	45,453	59,456

Total gross deferred tax assets	102,293	74,849
Less valuation allowance	(75,312)	(73,362)

Net deferred tax asset	26,981	1,487

Deferred tax liabilities:
Stock aquisitions	(25,267)	—
Gain on stock transactions of associated companies	(1,714)	(1,487)

Total deferred tax liabilities	(26,981)	(1,487)

Net deferred tax asset (liability)	$—	$—

        No provision for Federal or state income taxes has been recorded as the Company incurred a net operating loss during the periods presented. The Company has recorded a full valuation allowance against its net deferred tax assets since management believes that it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for the periods presented because of the valuation allowance. Because the 2000 financial results of certain majority-owned subsidiaries that were acquired in 2001 were not reflected in the Company's results of operations for the period ended December 31, 2000, these majority-owned subsidiaries' net operating loss carryforwards were not included in the Company's deferred tax assets as of December 31, 2000. Accordingly, the deferred tax asset as of December 31, 2001 has been adjusted to include these net operating loss carryforwards.

        At December 31, 2001 the Company had total net operating loss carryforwards of $116,546,000, of which $27,608,000 may be utilized by the Company to reduce future consolidated taxable income, if any. Of the total net operating loss carryforwards, $43,235,000 are attributable to majority-owned subsidiaries not includible in the Company's consolidated tax group. Although each majority-owned subsidiary excluded from the Company's consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset the Company's consolidated taxable income, if any. Of the total net operating loss carryforwards, $45,703,000 relate to pre-acquisition net operating losses attributable to acquired companies. Our ability to utilize such pre-acquisition losses is substantially limited by current tax laws. In addition, the utilization of the net operating loss carryforwards may be limited pursuant to Internal Revenue Code

Section 382 as a result of prior ownership changes. The net operating loss carryforwards will expire from 2019 through 2021.

(20) Ownership Interest in Platinum Venture Partners I, L.P. and Platinum Venture Partners II, L.P.

        On August 4, 1999, the Company became the general partner of Platinum Venture Partners I, L.P. (PVP I) and Platinum Venture Partners II, L.P. (PVP II) pursuant to a vote by the limited partners of PVP I and PVP II, after Platinum Venture Partners, Inc. withdrew as general partner. The Company provides strategic and operations support to the portfolio companies of PVP I and PVP II. These services are generally provided by divine, inc., the Company's employees, members of its board of directors, and outside consultants. The costs related to employees are paid by the Company and are reflected by the Company in cost of revenues on the consolidated statements of operations.

        The Company has made no contribution to, and has no interest in the profits and losses of, PVP I and PVP II. As the general partner of PVP I, the Company's only source of income is an annual management fee, payable in advance in quarterly installments commencing on October 1, 1999, of 2 1/2% of the fair market value of the partnership, adjusted annually, by the percentage increase in the Consumer Price Index for All Urban Consumers, U.S. City Average during the preceding calendar year. As the general partner of PVP II, the Company's only source of income is an annual management fee, payable in advance in quarterly installments commencing on October 1, 1999, of 2 1/2% of the aggregate partner commitments, adjusted annually, by the percentage increase in the Consumer Price Index for All Urban Consumers, U.S. City Average during the preceding calendar year. Beginning on January 1, 2001, the Company's annual management fee as general partner of PVP II began to be payable in advance in quarterly installments of 2 1/2% of the fair market value of the partnership, adjusted annually, by the percentage increase in the Consumer Price Index for All Urban Consumers, U.S. City Average during the preceding calendar year.

        Under the terms of the PVP I and PVP II Agreements of Limited Partnership (the Agreements), the Company may be removed as the general partner of PVP I and PVP II upon the written request of those limited partners which have at least two-thirds of the total limited partner interests as defined in the Agreements. The Company accounts for its general partnership interests in PVP I and PVP II under the equity method of accounting because it has influence over the operating and financial policies of the partnerships. For the years ended December 31, 2001 and 2000 and the period ended December 31, 1999, the Company received $588,000, $815,000, and $275,000, respectively, in management fees from PVP I and PVP II.

(21) Employee Benefit Plans

    Stock Options and Employee Stock Purchase Plan

        The Company, under the 1999 Stock Incentive Plan (Plan), which was adopted on October 1, 1999 and amended on January 29, 2000 and October 18, 2000, reserved 10,833,333 shares of common stock for issuance. The maximum number of shares available for delivery under the Plan automatically increases on January 1 of each year, beginning on January 1, 2001, by a number of shares of class A common stock equal to the lesser of (1) 10% of the total number of shares of class A common stock then outstanding, assuming for that purpose the conversion into class A common stock of all then outstanding convertible securities, or (2) 50,000,000 shares. The Company, under the 2001 Stock Incentive Plan which was approved by the Company's shareholders in May 2001, reserved 29,000,000 shares of class A common stock for issuance.

        The stock is reserved for employees, directors, and consultants. The Company applies APB 25 for employees and directors and SFAS No. 123 for all consultants in accounting for the Plan.

        For the year ended December 31, 2001, the Company granted stock options to purchase shares of class A common stock to employees, directors and consultants at a weighted average exercise price of $1.97. The Company recorded unearned stock-based compensation of $221,000 in connection with the options granted for the Eprise merger. This amount is amortized over the vesting period of the applicable options. For the year ended December 31, 2001, the Company amortized $9,535,000, net of recoveries of $665,000 of unearned stock-based compensation related to stock options. In addition the Company also incurred a one time charge of $132,000 related to the issuance of options to members of its advisory committee. As a result of employee terminations, the Company recovered $10,673,000 of unearned stock-based compensation for the year ended December 31, 2001.

        For the year ended December 31, 2000, the Company granted stock options to purchase shares of class A common stock to employees, directors and consultants at a weighted average exercise price of $7.55. In January 2000, the Company also sold 116,665 restricted shares of class A common stock to its employees at a price of $4.50 per share. These restricted shares reduce the otherwise available shares reserved for issuance under the Plan. For the year ended December 31, 2000, the Company recorded unearned stock-based compensation of $82,048,000 in connection with these options. This amount is amortized over the vesting period of the applicable options, generally four years in the case of options granted to employees and consultants and one year in the case of options granted to non-employee directors. The Company amortized $20,635,000, net of recoveries of $7,854,000, of unearned stock-based compensation related to stock options during the year ended December 31, 2000. As a result of employee terminations, the Company recovered $51,434,000 of unearned stock-based compensation for the year ended December 31, 2000.

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

        During 1999, the Company granted stock options to purchase shares of class A common stock to employees and directors at a weighted average exercise price of $4.50, which were granted at less than the fair value of the common stock at the date of grant. For the period from May 7, 1999 (inception) through December 31, 1999, the Company recorded unearned stock-based compensation of $27,408,000 in connection with these options. This amount is amortized over the vesting period of the applicable options, generally four years in the case of options granted to employees and one year in the case of options granted to non-employee directors. The Company amortized $747,000 of unearned stock-based compensation for the period ended December 31, 1999.

        Had compensation costs for the Plan been determined consistent with SFAS No. 123, the Company's net loss applicable to common stockholders and net loss per share applicable to common stockholders would have been the pro forma amounts indicated below for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999:

	Years Ended December 31,
			Period Ended December 31, 1999
	2001	2000
	(in thousands, except per share data)
Net loss applicable to common stockholders:
As reported	$369,824	$528,182	$12,927
Pro forma	391,600	536,472	13,107
Net loss per share applicable to common stockholders:
As reported	(2.06)	(7.84)	(4.59)
Pro forma	$(2.19)	$(7.96)	$(4.64)

        Generally, options issued under the Plan have an exercise price equal to the closing market price of the Company's stock on the date of grant, have a legal life of ten years, and typically vest in equal annual installments over a four-year period beginning one year from the date of grant. The characteristics of options granted in conjunction with acquisitions are driven by the underlying merger agreements. Prior to June 27, 2000, options under the Plan were exercisable immediately, subject to repurchase rights held by the Company, which lapse over the vesting period.

        The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for stock option grants in 2001, 2000, and 1999, respectively: expected dividend yield of 0%; expected volatility of 167%, 123%, and 0%; risk-free interest rate of 4.62%, 5.14%, and 6.42%; and an expected life of four years.

        A summary of the status of the Company's stock option plan and the changes during the periods ended on those dates, is presented below:

	Year Ended December 31, 2001		Year Ended December 31, 2000		Period Ended December 31, 1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	6,559,649	$7.04	3,192,246	$4.50	—	$—
Granted	73,143,903	1.97	11,896,321	7.55	3,533,904	4.50
Exercised	(41,418)	0.75	(5,877,670)	5.90	(341,658)	4.50
Forfeited	(4,814,371)	4.01	(2,651,248)	8.81	—	—

Outstanding at end of period	74,847,763	2.28	6,559,649	7.04	3,192,246	4.50

Options exercisable at end of period	16,465,590		933,996		3,192,246

Weighted-average fair value of options granted during the period		$0.86		$6.10		$1.02

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options outstanding			Options exercisable
Exercise price	Number of Shares	Weighted-avg. remaining contractual life (years)	Weighted-avg. exercise price	Number of Shares	Weighted-avg. exercise price
$ 0.07 - $ 0.45	8,874,798	9.79	$0.31	5,837,535	$0.27
$ 0.46 - $ 0.51	9,559,402	9.81	$0.50	2,194,445	$0.51
$ 0.52 - $ 1.00	9,218,740	9.78	$0.71	1,535,565	$0.58
$ 1.06 - $ 1.25	7,532,767	9.39	$1.19	2,084,092	$1.08
$ 1.26 - $ 1.36	27,159,334	9.59	$1.36	1,137,306	$1.34
$ 1.43 - $13.81	10,874,391	9.22	$6.05	3,258,811	$5.16
$14.19 - $66.06	1,628,331	9.80	$27.66	417,836	$23.59

	74,847,763	9.59	$2.28	16,465,590	$2.07

        In January 2000, the Company adopted its 2000 Employee Stock Purchase Plan (Purchase Plan), under which a total of 4,166,666 shares of class A common stock were available for sale to its employees and employees of its majority-owned associated companies. Through the Purchase Plan, eligible employees can purchase class A common stock through payroll deductions and other cash contributions. The purchase price of each share of class A common stock under the Purchase Plan is equal to 85% of the lesser of (1) the fair market value of the Company's class A common stock on the first day of the plan period or (2) the fair market value on the date of purchase. Under the Purchase Plan, the Company sold 1,327,715 and 425,712 shares to employees in 2001 and 2000, respectively.

        During January 2000, the Company's employees acquired an average of 22.0% ownership interest in 13 associated companies, that the Company established in October and November 1999, for total consideration of $57,000. The Company recorded unearned stock-based compensation of $24,225,000, representing the excess of the fair value of the ownership interests over the consideration given by the Company's employees. The Company amortized $5,896,000 in connection with this acquisition of ownership through September 21, 2000. Effective September 22, 2000, the Company repurchased these minority interests. These repurchases were made at the initial investment cost plus 8% for the Company's executive officers and at two times the initial investment cost for the other employees that owned these shares. The aggregate purchase price for all of these interests was $93,000. As a result of these repurchases, the Company accelerated its recognition of the remaining $18,329,000 of stock-based compensation related to these shares.

        At December 31, 2001, the Company had $16,654,000 of unearned stock-based compensation. The Company expects to amortize this unearned stock-based compensation as follows: 2002—$8,270,000; 2003—$8,002,000; and 2004—$382,000.

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

    Deferred Savings Plan

        On January 1, 2000, the Company established a deferred savings plan under Section 401(k) of the Internal Revenue Code. The plan enables employees to reduce their taxable income by contributing up to 20% of their salary to the plan. The Company made a 3% discretionary contribution to the plan on behalf of each employee regardless of their contribution rate through December 31, 2001. The Company's contributions are 100% vested immediately upon contribution. The Company made discretionary contributions of $2,472,000 and $1,518,000 for the years ended December 31, 2001 and 2000, respectively. Effective January 1, 2002, the Company no longer makes contributions to the plan on behalf of its employees. The Company may or may not make similar contributions in the future.

(22) Related-party Transactions

        Robert Bernard, who served as one of the Company's directors in 2000, was the Chairman and Chief Executive Officer of marchFIRST, Inc. while he served on the Company's board of directors. The Company paid marchFIRST $1,383,000 for consulting services in 2000. Additionally, marchFIRST purchased 1,666,666 shares of the Company's class C convertible common stock for $15,000,000 in a private placement concurrent with the Company's initial public offering in July 2000.

        Tommy Bennett, one of the Company's directors is a Senior Vice President of Computer Associates. In connection with the Company's acquisition of eshare, the Company paid Computer Associates $1,000,000 to settle a pending dispute between eshare and Computer Associates. The Company also entered into a software licensing agreement with iCan SP, Inc., a wholly-owned subsidiary of Computer Associates, pursuant to which the Company has agreed to pay an aggregate of $1,500,000 over the term of the 5-year license agreement. In 2001, the Company paid $100,000, representing the first installment due under the license agreement.

        Peter Bynoe, who served as one of the Company's directors in 2001 and 2000, was a partner in the law firm of Piper Marbury Rudnick & Wolfe (Piper Marbury) while he served on the Company's board of directors. The Company paid Piper Marbury $370,000 and $1,005,000 for legal services in 2001 and 2000, respectively. Additionally partners of Piper Marbury purchased 700,000 shares of the Company's series C preferred stock for $700,000 in December 1999. These shares were converted to 116,666 shares of the Company's class A common stock upon completion of the Company's initial public offering in July 2000.

        Thomas Danis and Teresa Pahl served on the Company's board of directors in 2001 and 2000. Thomas Danis was a Managing Director of Aon Risk Services Mergers and Acquisitions group, and Teresa Pahl was an Executive Vice President of Aon Corporation while they served on the Company's board of directors. The Company paid Aon Corporation $3,325,000 and $241,000 as broker with respect to the Company's directors and officers liability insurance in 2001 and 2000, respectively. Additionally, Aon Corporation purchased 2,777,777 shares of the Company's class C convertible common stock for $25,000,000 in a private placement concurrent with the Company's initial public offering in July 2000.

        Arthur Hahn, one of the Company's directors, is a partner in the law firm of Katten Muchin Zavis (KMZ). The Company paid KMZ $2,189,000, $2,373,000, and $2,400,000 in 2001, 2000 and 1999, respectively, for legal services. In addition, the Company issued 400,000 shares of its series C preferred stock to KMZ in December 1999 as payment for $400,000 of additional legal services. These shares converted into 66,666 shares of the Company's class A common stock upon completion of the Company's initial public offering.

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

        John Cooper, one of the Company's directors, served as a Managing Director of Corporate Development of Microsoft Corporation from October 1999 through November 2001. Additionally, Michael Leitner served as a Senior Director of Corporate Development of Microsoft while he served on the Company's board of directors. The Company paid Microsoft $248,000 and $2,092,000 in 2001 and 2000, respectively for computer software and various consulting services. In addition, Microsoft purchased 25,000,000 shares of the Company's series D preferred stock in January 2000 for $25,000,000. These shares were converted into 4,166,666 shares of the Company's class A common stock upon completion of the Company's initial public offering in July 2000. Additionally, in conjunction with the acquisition of HostOne in October 2001, the Company issued to Microsoft Corporation a total of 8,196,722 shares of its common stock in exchange for the cancellation of debt owed by marchFIRST to Microsoft.

        Thomas J. Meredith, one of the Company's directors, served as Senior Vice President, Dell Ventures of Dell Computer Corporation (Dell) and Dell USA L.P. (Dell USA). Alex C. Smith, who served as one of the Company's directors in 2000, was Vice President of Dell and Dell USA. Mr. Meredith and Mr. Smith retired from Dell and Dell USA in August 2001. J. Kevin Nater, one of the Company's directors, currently serves as Vice President, Dell Ventures and Treasurer of Dell and Dell USA. Dell USA is a subsidiary of Dell. The Company paid Dell Computer Corporation $1,225,000, $6,359,000, and $1,200,000 in 2001, 2000, and 1999, respectively, for computers and servers. Additionally, Dell USA purchased 100,000,000 shares of the Company's series D preferred stock in January 2000 for $100,000,000. These shares were converted into 16,666,666 shares of the Company's class A common stock upon completion of the Company's initial public offering in July 2000.

        Aleksander Szlam, who served as one of the Company's directors in 2000, was the Chairman and Chief Executive Officer of eshare communications, Inc. (eshare) while he served on the Company's board of directors. Brandango, one of the Company's associated companies, entered into a license agreement with eshare to use eshare's software programs and receive related support and maintenance services. Brandango acquired approximately $1,800,000 of software related to this agreement in 2000, which was subsequently written off as Brandango ceased operations in 2000. The Company acquired eshare in October 2001. In conjunction with the acquisition of eshare, the Company entered into two separate stock repurchase arrangements with Mr. Szlam, related to the shares of the Company that Mr. Szlam received in the acquisition. These arrangements gave Mr. Szlam the right to sell back a portion of his shares to the Company at an agreed upon price (put option), while also giving the Company the right to buy back the same number of shares from Mr. Szlam at the same price (call option). In December 2001, the first buyback period, which covers 5,428,800 shares, was extended to be coterminous with the second buyback period.

        The second buyback period is effective for the time period beginning six months after the merger (April 23, 2002) and ending 18 months after the merger (April 23, 2003), and relates to 5,959,200 shares of divine stock. The agreed-upon purchase price for the related put and call options is $0.53 per share. As such, for one year beginning on April 23, 2002, Mr. Szlam has the right to sell to the Company, and the Company has a separate right to buy from Mr. Szlam, up to 11,388,000 divine shares at $0.53 per share.

        Additionally, Mr. Szlam is affiliated with Szlam Partners, L.P. and Melita House, Inc., who own the properties on which eshare's U.S. and United Kingdom headquarters, respectively, are located. In conjunction with the Company's acquisition of eshare, the Company purchased real estate options from both Szlam Partners and Melita House. Upon the closing of the eshare merger, the Company paid Szlam Partners $3,702,978 for a ten-year option to purchase eshare's property in the U.S. for $14,560,000 and paid Melita House $2,047,022 for a ten-year option to purchase eshare's property in the U.K. for £5,714,668 ($8,295,000 at December 31, 2001). Under these real estate option agreements, Szlam Partners and Melita House agreed not to raise the rental amounts due under, or otherwise adversely modify, the leases for these properties so long as the Company is not in default under the leases.

        FleetBoston Robertson Stephens Inc. (Robertson Stephens) was an underwriter of the Company's initial public offering. BancBoston Capital, Inc., an affiliate of Robertson Stephens, purchased 955,181 shares of the Company's class C convertible common stock for $8,597,000 in a private placement concurrent with the Company's initial public offering in July 2000.

        The Company's Chief Executive Officer owns 33.3% of Blackhawk, LLC (Blackhawk). In July 2000, the Company purchased from Blackhawk the real property on which to construct a planned office facility in Chicago, Illinois. During the year ended December 31, 2000, the Company paid Blackhawk $11,111,000, which included the purchase price and reimbursed costs for that real property and which also included $350,000 in payments for an option to lease or purchase that property. During the period from July 1, 1999 through December 31, 1999, the Company paid Blackhawk $300,000 for an option to lease or purchase that property.

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

(23) Segment Information

        The Company has two operating segments: the software, services and hosting segment and the divine interVentures segment. The software, services and hosting segment encompasses the operations surrounding the Company's core strategy of delivering extended enterprise solutions. The divine interVentures segment encompasses the operations of the Company's remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. The Company evaluates segment performance based on income from operations. The Company does not allocate total assets to its segments; however, all of the Company's goodwill and other intangible assets are held within the software, services and hosting segment at December 31, 2001.

        Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results are as follows:

	Year ended December 31, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$196,511	$2,623	$199,134
Intersegment revenue	877	—	877

	$197,388	$2,623	200,011

Eliminations			(413)

Total revenues			$199,598

Net loss applicable to common stockholders	$(338,715)	$(31,109)	$(369,824)

        Because the Company operated under only one segment during the year ended December 31, 2000 and the period ended December 31, 1999, segment information is not included for these periods.

(24) Lease Commitments

        The future minimum lease payments related to the Company's non-cancelable operating and capital lease commitments as of December 31, 2001 are as follows:

	Operating Leases	Capital Leases
	(in thousands)
2002	$29,473	$1,114
2003	26,378	804
2004	24,159	534
2005	20,899	—
2006	16,858	—
Thereafter	54,161	—

Total minimum lease payments	$171,928	2,452

Less interest portion of payments		(260)

Present value of minimum lease payments		2,192
Less current portion of minimum lease payments		(899)

Long-term portion of minimum lease payments		$1,293

        The future minimum lease payments for operating leases include payments for facilities that the Company is planning to sublease. The Company has established a liability of $29,878,000 at December 31, 2001 related to impairment of a portion of these future lease payments. Rental expense under operating leases was $18,065,000, $9,830,000 and $200,000 for the years ended December 31, 2001 and 2000 and the period ended December 31, 1999, respectively.

(25) Commitments and Contingencies

    Commitments Related to Private Investors

        In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our initial public offering in July 2000:

        (1)  we agreed under our Alliance Agreement with Microsoft to purchase $9,600,000 of software products, $4,700,000 of consulting services and $1,000,000 of product support services from Microsoft through January 2004, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which will be determined as the size and scope of the accelerator is finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions in the Seattle area. As of December 31, 2001, we had purchased a total of $4,084,000 of software products, $738,000 of consulting services, and $366,000 of product support services from Microsoft toward our obligations. In connection with our acquisition of HostOne in October 2001, we agreed with Microsoft that we would use our best efforts to amend the Alliance Agreement to provide, among other things: that we will commit to be a Microsoft .NET partner and develop products and services that are coordinated with Microsoft's products and its .NET strategy; that we will identify other opportunities to promote Microsoft products; and that Microsoft will promote our products and services.

        (2)  we entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 over a four-year period, $25,000,000 of which would have been credited to us as consideration for Level 3's purchase of shares from us. In August 2001, we agreed to repurchase the 5,555,555 shares of our common stock owned by Level 3 for $5,555,555 and warrants to purchase 2,200,000 shares of our common stock. We paid the cash in two equal installments in August and December 2001, and issued the warrants in two equal installments in August 2001 and January 2002. Additionally, we agreed with Level 3 to cancel our commitment to purchase $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000.

        (3)  we have agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq over four years. As of December 31, 2001, we have purchased $1,890,000 of products and services from Compaq toward our obligation.

SageMaker Earnout

        The Company acquired SageMaker, Inc. on March 29, 2001 in exchange for 10,533,333 shares of its class A common stock. Of those shares, 1,333,333 shares are being held in escrow pending the determination of SageMaker's performance against certain cash collection thresholds in 2001. In addition, the Company agreed to grant stock options to purchase up to a maximum of $2,000,000 of the Company's class A common stock to the continuing employees of SageMaker to the extent that SageMaker is determined to have exceeded certain additional cash collection thresholds in 2001.

Northern Light Technology Earnout

        In connection with the Northern Light Technology acquisition as described in note 26, the Company agreed to issue additional shares of the Company's class A common stock to Northern Light shareholders if revenues related to the assets acquired in the acquisition exceed $10.8 million for the period beginning on the closing date and ending on December 31, 2002. The additional shares would have a value equal to thirty-three percent (33%) of the excess revenues over the $10.8 million threshold.

RWT Corporation Earnout

        In conjunction with the Company's acquisition of RWT Corporation as described in note 26, the Company agreed to grant additional shares of the Company's class A common stock to management members and note and warrant holders up to a maximum value of $3,500,000 if certain revenue targets are met by September 2003.

(26) Subsequent Events

        In January 2002, the Company acquired 100% of the stock of Data Return, Inc., a provider of high-availability managed hosting services, in exchange for 74,437,043 shares of the Company's class A common stock. In addition, the Company issued options to purchase 14,382,923 shares of the Company's class A common stock to Data Return employees.

        In January 2002, the Company acquired certain assets of Northern Light Technology, LLC, a leading provider of search and content integration solutions for enterprises, in exchange for 14,002,643 shares of the Company's class A common stock. All of the Company's exchanged shares, as well as the stock of Northern Light, are being held in an escrow account for a period of ninety-one days subsequent to the closing date. If, on the ninety-first day, the seller has not obtained all consents to assignment as identified in the merger agreement, the Company, in its sole discretion, may exercise a put option on the Northern Light stock, wherein the Company's class A common stock would be returned to the Company, and the agreement would terminate.

        In February 2002, the Company sold 51% of its interest in mindwrap, Inc. to mindwrap LLC for nominal consideration. Additionally the Company entered into a General Release and Operating Agreement wherein mindwrap paid the Company $766,000, which constitutes payment in full for all amounts due and owing to the Company from or arising out of the Company's ownership and control of mindwrap prior to the closing date. In exchange, the Company releases mindwrap from any current or future liability arising from any situation prior to the closing date. The Company also entered into a Joint Ownership Conveyance Agreement with mindwrap LLC wherein the Company will receive perpetual, royalty-free, transferable joint ownership interest in certain mindwrap software and other intellectual property.

        In February 2002, the Company acquired the 66.7% of Perceptual Robotics, Inc. that it did not already own in exchange for 4,427,697 shares of the Company's class A common stock and $55,000 in cash.

        In February 2002, the Company acquired the minority interest of Net Unlimited, Inc. in exchange for 365,020 shares of the Company's class A common stock.

        In February 2002, the Company acquired 100% of RWT Corporation (d/b/a RealWorld Technologies, Inc.), a leading provider of production management and tracking software, in exchange for 769,231 shares of the Company's class A common stock.

        In March 2002, the Company signed a definitive agreement to acquire Delano Technology Corporation, a Toronto-based marketing solutions company offering state-of-the-art interaction-based e-business and CRM solutions. The Company expects to issue approximately 51,550,000 shares of the Company's class A common stock in connection with the acquisition. The transaction, which will be structured as a plan of arrangement under Canadian law, will be subject to customary regulatory and court approvals, as well as the approval of Delano's shareholders.

(27) Selected Quarterly Financial Information (unaudited)

        The following table sets forth selected quarterly financial information for the years ended December 31, 2001 and 2000. The operating results for any given quarter are not necessarily indicative of results for any future period.

	2001 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
Revenues	$80,481	$48,079	$61,281	$9,757
Cost of revenues*	62,429	53,713	56,091	7,620
Selling, general and administrative expenses*	66,847	41,614	36,477	31,711
Research and development expenses	23,484	7,530	2,857	3,133
Bad debt expense	18,799	1,985	1,492	1,103
Amortization of intangible assets	3,362	3,999	7,546	1,184
Acquired technology: in-process research and development	12,545	1,196	—	—
Impairment of intangible and other assets	34,608	—	—	3,256
Impairment of prepaid co-location and bandwidth services	—	25,000	—	—
Impairment of facilities	12,254	—	(232)	—
Amortization of stock-based compensation	1,995	2,119	2,234	3,319

Operating loss	(155,842)	(89,077)	(45,184)	(41,569)
Interest income (expense), net	(197)	872	1,345	3,231
Other income (expense), net	(14,253)	(3,447)	13,587	645
Minority interest	1	394	1,055	2,820
Equity in losses of associated companies	(4,161)	(3,000)	(5,192)	(7,251)
Impairment in equity/cost method associated companies	(6,251)	(2,763)	(4,156)	(23,463)

Net loss before extraordinary gain	(180,703)	(97,021)	(38,545)	(65,587)
Extraordinary gain	818	11,214	—	—

Net loss applicable to common stockholders	$(179,885)	$(85,807)	$(38,545)	$(65,587)

Basic and diluted net loss per share before extraordinary gain	$(0.65)	$(0.61)	$(0.27)	$(0.49)
Extraordinary gain	—	0.07	—	—
Basic and diluted net loss per share applicable to common Stockholders	$(0.65)	$(0.54)	$(0.27)	$(0.49)
Sales price of class A common stock
High	0.85	2.15	2.85	2.06
Low	$0.42	$0.55	$1.09	$1.00

*
Certain amounts for the second and third quarters of 2001 have been reclassified to conform with the current financial statement presentation.

	2000 Quarters Ended
	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
Revenues	$13,079	$13,693	$12,092	$5,215
Cost of revenues	13,139	12,345	10,320	4,407
Selling, general and administrative expenses (including bad debt expense and amortization of intangible assets)	39,345	56,172	50,750	31,451
Research and development expenses	3,392	4,000	3,048	1,596
Impairment of intangible and other assets	50,487	7,139	—	—
Impairment of facilities	10,961	—	—	—
Amortization of stock-based compensation	5,020	26,185	8,199	8,665

Operating loss	(109,265)	(92,148)	(60,225)	(40,904)
Interest income (expense), net	4,624	4,198	1,492	3,412
Other income (expense), net	(777)	1,920	2,933	(2)
Minority interest	3,437	6,192	4,353	4,187
Equity in losses of associated companies	(30,240)	(25,567)	(23,936)	(10,878)
Impairment in equity/cost method associated companies	(106,997)	(6,128)	—	—

Net loss	(239,218)	(111,533)	(75,383)	(44,185)
Accretion of preferred stock dividends	—	(1,045)	(8,645)	(7,417)
Deemed dividends	—	(14,942)	—	(25,814)

Net loss applicable to common stockholders	$(239,218)	$(127,520)	$(84,028)	$(77,416)

Basic and diluted net loss per share applicable to common stockholders	$(1.79)	$(1.13)	$(7.39)	$(7.79)
Proforma basic and diluted net loss per share applicable to common stockholders		(0.99)
Sales price of class A common stock
High	4.25	12.44
Low	$1.00	$3.62

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The information appearing under the caption "Election of our Board of Directors" in our Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers

        Our executive officers, their ages at December 31, 2001, and their positions with us are set forth below. Our executive officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Andrew J. Filipowski	51	Chairman of the Board and Chief Executive Officer
Paul L. Humenansky	45	President, Chief Operating Officer, and Director
Michael P. Cullinane	52	Executive Vice President, Chief Financial Officer, Treasurer, and Director
Jude M. Sullivan	37	General Counsel, Senior Vice President, and Secretary
Ed Szofer	42	President of Professional Services Division
Ken Mueller	49	Senior Vice President and Controller

        Mr. Filipowski, one of our founders, has been Chairman of our Board of Directors and our Chief Executive Officer since our inception and was our President from our inception until October 1999. He is also Chairman and Chief Executive Officer of Platinum Venture Partners, Inc., the previous general partner of the Platinum Venture Partners limited partnerships. Mr. Filipowski was a founder of PLATINUM technology International inc. and served as the Chairman of its Board of Directors, Chief Executive Officer, and President from its inception in 1987 until it was acquired by Computer Associates in June 1999. Mr. Filipowski is currently a director of Neoforma.com, Inc. and Blue Rhino Corporation.

        Mr. Humenansky, one of our founders, was one of our Executive Vice Presidents from August 1999 until October 2000, and has been our President and Chief Operating Officer since October 2000. He is also a principal officer of Platinum Venture Partners, Inc. Mr. Humenansky was a founder of PLATINUM and served as its Executive Vice President—Product Development from its inception in 1987 until its acquisition in June 1999. Mr. Humenansky also served as Chief Operations Officer of PLATINUM from January 1993 until its acquisition.

        Mr. Cullinane, one of our founders, has been our Chief Financial Officer and Treasurer since our inception and our Executive Vice President since August 1999. He is also a principal officer of Platinum Venture Partners, Inc. Mr. Cullinane served as Executive Vice President and Chief Financial Officer of PLATINUM from its inception in 1987 until it was acquired in June 1999. Mr. Cullinane is currently a director of Made2Manage Systems, Inc.

        Mr. Sullivan has been our General Counsel, Senior Vice President, and Secretary since October 2000, and before that was our Vice President and Senior Acquisitions Counsel since he joined us in December 1999. Prior to joining divine, Mr. Sullivan was a partner in the Corporate Department of Katten Muchin Zavis, a law firm based in Chicago, Illinois from June 1997 to December 1999. Prior thereto, Mr. Sullivan was a partner and an associate at the law firm of Hopkins and Sutter, based in Chicago, Illinois. Mr. Sullivan earned a law degree in 1990 from the University of Illinois.

        Mr. Szofer has been the president of divine Professional Services Division of divine since April 2001. Prior to joining divine, Mr. Szofer served as chief development officer and director of

marchFIRST, Inc. where he directed and managed the firm's corporate development activities since March 2000. Mr. Szofer joined Whittman-Hart in 1985 and served in a variety of positions before becoming president in 1997. Prior to joining Whittman-Hart, he held various consulting and application development positions for Arthur Andersen and Co.

        Mr. Mueller has been our Senior Vice President of Finance and Controller since October 1999. Mr. Mueller was also Chief Executive Officer of FiNetrics, Inc., a start-up on-line accounting software and services company, formerly an associated company of divine. Prior to joining divine, Mr. Mueller served as the Senior Vice President and Controller for PLATINUM from April 1996 until its acquisition. Before joining PLATINUM, Mr. Mueller held numerous financial, accounting, and planning positions at several global companies, including Galileo International, Apple Computer Corporation, Digital Equipment Corporation, and Mobil Corporation.

ITEM 11.    EXECUTIVE COMPENSATION

        Information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information appearing under the captions "Principal Stockholders" and "Equity Compensation Plan Information" in the Proxy Statement is incorporated herein by reference.

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

(a)(2)    Financial Statement Schedules

        All financial statement schedules have been omitted because they are not required under the related instructions, are not applicable, or the information has been provided in the consolidated financial statements or the notes thereto.

(a)(3)    Exhibits

        The exhibits to this report are listed in the Exhibit Index included elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

Exhibit Number	Description of Exhibit
10.1	divine, inc. 2001 Stock Incentive Plan.
10.2	Form of Option Agreement under the divine, inc. 2001 Stock Incentive Plan.
10.3	divine, inc. 1999 Stock Incentive Plan, as amended as of May 22, 2001.
10.4	Form of Option Agreement under the divine, inc. 1999 Stock Incentive Plan, as amended as of May 22, 2001.
10.7	Form of Indemnification Agreement for Directors and Executive Officers.
10.31	Executive Employment Agreement, effective as of April 16, 2001, between divine, inc. and Andrew J. Filipowski.
10.32	Executive Employment Agreement, effective as of April 16, 2001, between divine, inc. and Michael Cullinane.
10.33	Executive Employment Agreement, effective as of April 16, 2001, between divine, inc. and Paul Humenansky.

(b)  Reports on Form 8-K

        We filed a Report on Form 8-K, dated October 22, 2001, announcing the approval by the stockholders of divine of the acquisitions by divine of Open Market, Inc. and eshare communications, Inc. and the approval of those respective acquisitions by the stockholders of Open Market and eshare.

        We filed a Report on Form 8-K, dated October 29, 2001, announcing that we completed our acquisitions of Open Market and eshare.

        We filed a Report on Form 8-K, dated November 6, 2001, announcing that divine entered into an agreement and plan of merger with Data Return Corporation pursuant to which Data Return would become one of our wholly owned subsidiaries.

        We filed a Report on Form 8-K, dated November 21, 2001, announcing that we completed our acquisition of RoweCom Inc.

        We filed a Report on Form 8-K, dated December 11, 2001, announcing that we completed our acquisition of Eprise Corporation.

(c)  Exhibits

Number		Description of Exhibit
2.1		Asset Purchase Agreement, dated and consummated as of April 2, 2001, by and among marchFIRST, Inc., marchFIRST Consulting, Inc., and WH Acquisition Corp., and related documents (incorporated herein by reference to Exhibit 2.1 of divine's Report on Form 8-K filed April 16, 2001 (the "marchFIRST 8-K")).
2.2
Asset Purchase Agreement, dated as of April 2, 2001, and consummated as of April 12, 2001, by and among marchFIRST, Inc., marchFIRST Consulting, Inc., and WH Acquisition Corp., and related documents (incorporated herein by reference to Exhibit 2.2 of the marchFIRST 8-K).
2.3
Agreement and Plan of Merger, dated as of July 8, 2001, among divine, inc., DES Acquisition Company and eshare communications, Inc., excluding exhibits and schedules thereto (incorporated herein by reference to Exhibit 2.1 of divine's Report on Form 8-K filed July 12, 2001 (the "eshare 8-K")).
2.4
Agreement and Plan of Merger and Reorganization, dated as of July 6, 2001, among divine, inc., Knowledge Resources Acquisition Corp. and RoweCom Inc., excluding exhibits and schedules thereto (incorporated herein by reference to Exhibit 2.2 of the eshare 8-K).
2.5	(a)
Agreement and Plan of Merger, dated as of August 15, 2001, among divine, inc., DI1 Acquisition Company, and Open Market, Inc. (incorporated herein by reference to Exhibit 2.1 of the divine's Report on Form 8-K, filed August 17, 2001).
2.5	(b)
Amendment, dated as of September 10, 2001, to Agreement and Plan of Merger, dated August 15, 2001, among divine, inc., DI1 Acquisition Company, and Open Market, Inc. (incorporated herein by reference to Exhibit 2.2(b) of divine's Registration Statement on Form S-4, Registration No. 333-66488).
2.6
Agreement and Plan of Merger, dated as of September 17, 2001, among divine, inc., DI2 Acquisition Company, and Eprise Corporation (incorporated herein by reference to Exhibit 2.1 of divine's Report on Form 8-K, filed September 20, 2001).
2.7
Agreement and Plan of Merger, dated as of November 1, 2001, among divine, inc., TD Acquisition Corp. and Data Return Corporation, excluding exhibits and schedules thereto (incorporated herein by reference to Exhibit 2.1 of divine's Registration Statement on Form S-4, Registration No. 333-73826).
3.1
Third Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 2.2 of divine's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
3.2		Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 of divine's Registration Statement on Form S-1, Registration No. 333-92851 (the "IPO Registration Statement")).
4.1		Specimen stock certificate representing class A common stock (incorporated herein by reference to Exhibit 4.1 of the IPO Registration Statement).

4.2
Rights Agreement, dated as of February 12, 2001, between divine interVentures, inc. and Computershare Investor Services, LLC, as Rights Agent, including the form of Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock setting forth the terms of the Series A Junior participating Preferred Stock, par value $.001 per share, as Exhibit A, the form of Rights Certificate as Exhibit B, and the Summary of Rights to Purchase Preferred Stock as Exhibit C (incorporated herein by reference to Exhibit 1 of divine's Registration Statement on Form 8-A, filed February 13, 2001).
4.3
Amendment No. 1 to Rights Agreement, dated as of July 8, 2001, between divine and Computershare Investor Services, LLC, as Rights Agent (incorporated herein by reference to Exhibit 2 of divine's Registration Statement on Form 8-A/A, filed July 23, 2001).
4.4
Amendment No. 2 to Rights Agreement, dated as of August 15, 2001, between divine and Computershare Investor Services, LLC, as Rights Agent (incorporated herein by reference to Exhibit 3 of divine's Registration Statement on Form 8-A/A, filed August 20, 2001).
10.1
divine, inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 of divine's Registration Statement on Form S-8, Registration No. 333-62882 (the "divine S-8 Registration Statement")).
10.2	Form of Option Agreement under the divine, inc. 2001 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.5 of the divine S-8 Registration Statement).
10.3	divine, inc. 1999 Stock Incentive Plan, as amended as of May 22, 2001 (incorporated herein by reference to Exhibit 4.6 of the divine S-8 Registration Statement).
10.4	Form of Option Agreement under the divine, inc. 1999 Stock Incentive Plan, as amended as of May 22, 2001 (incorporated herein by reference to Exhibit 4.7 of the divine S-8 Registration Statement).
10.5
eshare communications, Inc. (formerly Melita International Corporation) ("eshare") 1992 Discounted Stock Option Plan, effective June 4, 1992, as amended March 1, 1997 (incorporated herein by reference to Exhibit 10.2 to eshare's Registration Statement on Form S-1, Registration No. 333-22855 (the "eshare S-1")).
10.6	eshare 1997 Stock Option Plan effective February 6, 1997, as amended October 21, 1997 (incorporated by reference to Exhibit 10.3 to eshare's 1997 Annual Report on Form 10-K, File No. 0-22317).
10.7	Form of Indemnification Agreement for Directors and Executive Officers (incorporated herein by reference to Exhibit 10.3 of the IPO Registration Statement).
10.8
Agreement of Sublease between Budget Rent-A-Car Corporation and divine interVentures, inc., dated as of August 25, 1999 (incorporated herein by reference to Exhibit 10.4 of the IPO Registration Statement).
10.9
Letter Agreement, dated as of July 1, 1999, among divine interVentures, inc., Blackhawk LLC, and Andrew J. Filipowski, as amended on February 28, 2000 (incorporated herein by reference to Exhibit 10.5 of the IPO Registration Statement).
10.10
Series D Registration Rights Agreement, dated as of December 7, 1999, among divine interVentures, inc. and the Purchasers (as defined therein) (incorporated herein by reference to Exhibit 10.12 of the IPO Registration Statement).
10.11
Consulting and Non-Compete Agreement, dated as of March 29, 1999, between PLATINUM technology International, inc. and Andrew J. Filipowski (incorporated herein by reference to Exhibit 10.13 of the IPO Registration Statement).

10.12
Consulting and Non-Compete Agreement, dated as of March 29, 1999, between PLATINUM technology International, inc. and Michael P. Cullinane (incorporated herein by reference to Exhibit 10.14 of the IPO Registration Statement).
10.13
Consulting and Non-Compete Agreement, dated as of March 29, 1999, between PLATINUM technology International, inc. and Paul L. Humenansky (incorporated herein by reference to Exhibit 10.15 of the IPO Registration Statement).
10.14
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
10.15	(a)	Alliance Agreement, dated as of January 28, 2000, between divine interVentures, inc. and Microsoft Corporation (incorporated herein by reference to Exhibit 10.21 of the IPO Registration Statement).
10.15	(b)
Amendment No. 1 to Alliance Agreement, dated as of March 29, 2000, by and between Microsoft Corporation and divine interVentures, inc. (incorporated herein by reference to Exhibit 10.25 of the IPO Registration Statement).
10.15	(c)
Settlement and Purchase Agreement, dated as of September 7, 2001, by and among Microsoft Corporation, MS Channel Initiatives Corp., divine, inc., and divine/Whittman-Hart, inc., including exhibits thereto.
10.15	(d)	Amendment No. 1 to Settlement and Purchase Agreement, entered into as of October 2, 2001, by and among Microsoft Corporation, MS Channel Initiatives Corp., divine, inc., and divine/Whittman-Hart, inc.
10.15	(e)	Letter Agreement, dated as of November 13, 2001, by and among Microsoft Corporation, MS Channel Initiatives Corp., divine, inc., and divine/Whittman-Hart, inc.
10.16		Lease, dated as of January 7, 2000, by and between Habitat-Kahny, LLC and dotspot, inc. (incorporated herein by reference to Exhibit 10.22 of the IPO Registration Statement).
10.17
Lease, dated as of February 22, 2000, between NDNE 9/90 200 Crossing Boulevard, LLC and Eprise Corporation (incorporated herein by reference to Exhibit 10.1 of Eprise Corporation's Registration Statement on Form S-1, Registration No. 333-94777).
10.18		Lease Agreement, dated August 1994, between eshare and 5051 Peachtree Corners Circle, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the eshare S-1).
10.19
Lease Agreement, dated August 15, 1999, between eshare Technologies Limited (formerly Melita Europe Limited) and Melita House, Inc. (incorporated herein by reference to Exhibit 10.2 of eshare's 1999 Annual Report on Form 10-K, File No. 0-22317).
10.20
Lease, dated as of March 11, 1997, between Open Market, Inc. and Wayside Realty Trust. (incorporated herein by reference to Exhibit 10.23 of Open Market's 1996 Annual Report on Form 10-K, File No. 0-28439).
10.21
Office Lease, dated as of November 15, 1999, by and between 114 MILLENNIUM, LTD. and Data Return Corporation (incorporated herein by reference to Exhibit 10.22 of Data Return Corporation's Registration Statement on Form S-1, Registration No. 333-84011 (the "Data Return S-1 Registration Statement")).

10.22
First Amendment to Office Lease, dated as of February 15, 2000, by and between 114 MILLENNIUM, LTD. and Data Return Corporation (incorporated herein by reference to Exhibit 10.23 of the Data Return S-1 Registration Statement).
10.23
Second Amendment to Office Lease, dated as of May, 2000, by and between 114 MILLENNIUM, LTD. and Data Return Corporation (incorporated herein by reference to Exhibit 10.24 of the Data Return S-1 Registration Statement).
10.24	Consulting Agreement, dated as of March 9, 2000, by and between divine interVentures, inc. and Michael J. Jordan (incorporated herein by reference to Exhibit 10.23 of the IPO Registration Statement).
10.25
Agreement of Limited Partnership for Platinum Venture Partners I L.P., dated as of September 24, 1994, by and among Platinum Venture Partners, Inc. and the Limited Partners (as defined therein), and amendment thereto effective as of August 4, 1999 (incorporated herein by reference to Exhibit 10.28 of the IPO Registration Statement).
10.26
Agreement of Limited Partnership for Platinum Venture Partners II L.P., dated as of September 24, 1994, by and among Platinum Venture Partners, Inc. and the Limited Partners (as defined therein), and amendment thereto effective as of August 4, 1999 (incorporated herein by reference to Exhibit 10.29 of the IPO Registration Statement).
10.27
Letter Agreement, dated as of May 26, 2000, among divine interVentures, inc., Blackhawk LLC, and Andrew J. Filipowski (incorporated herein by reference to Exhibit 10.30 of the IPO Registration Statement).
10.28
Office Lease Agreement between Dugan/Office, L.L.C. and dotspot, inc., dated as of April 17, 2000 (incorporated herein by reference to Exhibit 10.26 of divine's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Annual 10-K")).
10.29	Lease Agreement between 1 North Dearborn Trust and dotspot, inc., dated as of September 29, 2000 (incorporated herein by reference to Exhibit 10.28 of the 2000 Annual 10-K).
10.30
Stockholder Agreement, dated as of July 8, 2001, among divine, inc., Szlam Partners, L.P. and Aleksander Szlam., including exhibits thereto (incorporated herein by reference to Exhibit 99.3 of the eshare 8-K).
10.31	Executive Employment Agreement, effective as of April 16, 2001, between divine, inc. and Andrew J. Filipowski (incorporated herein by reference to Exhibit 10.2 of the Third Quarter).
10.32	Executive Employment Agreement, effective as of April 16, 2001, between divine, inc. and Michael Cullinane (incorporated herein by reference to Exhibit 10.3 of the 2001 Third Quarter 10-Q.)
10.33	Executive Employment Agreement, effective as of April 16, 2001, between divine, inc. and Paul Humenansky (incorporated herein by reference to Exhibit 10.4 of the 2001 Third Quarter 10-Q).
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

divine, inc.
By:	/s/ MICHAEL P. CULLINANE Michael P. Cullinane Executive Vice President, Chief Financial Officer, and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

Signature	Title
Principal Executive Officer:
/s/ ANDREW J. FILIPOWSKI Andrew J. Filipowski	Chairman of the Board and Chief Executive Officer
Principal Financial and Accounting Officer:
/s/ MICHAEL P. CULLINANE Michael P. Cullinane	Executive Vice President, Chief Financial Officer, Treasurer, and Director
A Majority of the Directors:
/s/ PAUL L. HUMENANSKY Paul L. Humenansky	President, Chief Operating Officer, and Director
/s/ TOMMY BENNETT Tommy Bennett	Director
/s/ JOHN COOPER John Cooper	Director
/s/ JAMES E. COWIE James E. Cowie	Director
/s/ MICHAEL H. FORSTER Michael H. Forster	Director
/s/ ARTHUR W. HAHN Arthur W. Hahn	Director
/s/ J. KEVIN NATER J. Kevin Nater	Director
/s/ THOMAS J. MEREDITH Thomas J. Meredith	Director
/s/ JOHN RAU John Rau	Director

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
divine, inc. CONSOLIDATED BALANCE SHEETS
divine, inc. CONSOLIDATED STATEMENTS OF OPERATIONS
divine, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS
divine, inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES