Form 10-K/A
period 2001-12-31
DIVINE INC
filed 2002-05-09
CIK 1097516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $183,189,352 at March 27, 2002 (based on the closing sale price on the Nasdaq National Market, Inc. ("Nasdaq") on March 27, 2002). At March 27, 2002 the registrant had issued and outstanding an aggregate of 457,145,645 shares of class A common stock.

Documents Incorporated by Reference

        Those sections or portions of the registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 2002, described in Part III hereof, are incorporated by reference in this report.

EXPLANATORY NOTE

        divine is hereby amending its Annual Report on Form 10-K for the year ended December 31, 2001 solely to correct a clerical error in the reported cash flows from operating activities for the year ended December 31, 2000. The reported "Net gain on stock transactions of associated companies" for the year ended December 31, 2000 should have been $(4,375,000). The correct amount was reflected in divine's Annual Report on Form 10-K for the year ended December 31, 2000, as previously filed. This Form 10-K/A includes the revised page of the Consolidated Statements of Cash Flows.

divine, inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from May 7, 1999 (inception) through December 31, 1999
	Years Ended December 31,
	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(369,824)	$(470,319)	$(9,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,661	27,266	693
Acquired technology: in-process research and development	13,741	—	—
Extraordinary gain	(12,032)	—	—
Stock-based compensation	9,667	48,069	747
Noncash compensation expense from the forgiveness of notes receivable from the exercise of stock options	2,310	—	—
Other noncash compensation expense	654	—	—
Bad debt expense	23,379	6,186	—
Equity in losses of associated companies	19,604	90,621	1,414
Net gain on stock transactions of associated companies	(667)	(4,375)	—
Impairment charges	111,519	181,712	—
Minority interest	(4,270)	(18,169)	(51)
Gain on the sale of assets	(539)	—	—
Realized loss on other than temporary impairment of available-for-sale securities, net	12,280	—	—
Realized gain on sale of associated companies	(7,397)	—	—
Changes in assets and liabilities, excluding effects from acquisitions:
Restricted cash	(30,923)	(3,143)	—
Accounts receivable	(6,801)	(10,031)	(577)
Deferred offering costs	—	1,612	(1,612)
Prepaid expenses	(2,913)	(1,047)	(27)
Deferred publisher costs	(190,885)	—	—
Other current assets	(3,371)	(8,942)	(462)
Accounts payable	2,729	(1,672)	2,641
Publisher payables	35,198	—	—
Accrued expenses and other liabilities	(5,652)	7,554	5,816
Deferred revenue	136,660	886	121

Net cash used in operating activities	(237,872)	(153,792)	(704)

Cash flows from investing activities:
Additions to property and equipment	(11,781)	(45,676)	(2,636)
Acquisitions, deconsolidation, and divestiture of ownership interests in associated companies, including cash acquired	86,348	(174,002)	(43,238)
Capitalized acquisition costs	(16,830)	—	—
Sale of ownership interests in associated companies	26,247	1,990	—
Purchase of available-for-sale securities	—	(4,181)	—
Proceeds from the sale of property and equipment	1,357	—	—
Purchase of real estate options	(5,750)	—	—
Net issuance (repayment) on notes receivable	(131)	3,936	(4,075)

Net cash provided by (used in) investing activities	79,460	(217,933)	(49,949)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net of issuance costs	—	230,720	211,924
Proceeds from initial public offering, net of issuance costs	—	109,244	—
Proceeds from private placements concurrent with initial public offering	—	218,597	—
Net repayments of notes payable to associated companies	—	(101,187)	—
Proceeds from issuance of notes payable	17,605	—	—
Change in current notes receivable	(1,571)	—	—
Issuance of shares under Employee Stock Purchase Plan	1,098	763	—
Proceeds from the issuance of common stock, net of issuance costs	—	—	33
Issuance of long-term debt	—	2,643	—
Repayment of long-term debt	(421)	(2,140)	—
Proceeds from the exercise of stock options	19	4,261	1,537
Repurchase and cancellation of exercised stock options	(64)	(1,233)	—
Purchase of treasury stock and cash placed in escrow for future purchase of treasury stock	(5,627)	—	—
Capital raising costs of subsidiaries and payment of fractional shares	—	(251)	—
Proceeds from repayments of notes receivable from the exercise of stock options	260	—	—

Net cash provided by financing activities	11,299	461,417	213,494

Effect of exchange rates on cash	(940)	—	—
Net (decrease) increase in cash and cash equivalents	(148,053)	89,692	162,841
Cash and cash equivalents at beginning of period	252,533	162,841	—

Cash and cash equivalents at end of period	$104,480	$252,533	$162,841

Supplemental disclosures:
Interest paid	$1,142	$1,467	$27
Noncash financing and investing activities:
Issuance of notes payable, common stock, options, and warrants in conjunction with acquisitions	284,415	85,316	22,500
Repayment of note payable from issuance of common stock	6,875	—	—
Issuance of notes receivable from exercise of stock options	—	31,154	—
Retirement of notes receivable from exercise of stock options	—	25,518	—
Issuance of stock in exchange for service credit or stock	—	40,317	400

See accompanying notes to consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.

divine, inc.
By:	/s/ MICHAEL P. CULLINANE
Michael P. Cullinane Executive Vice President, Chief Financial Officer, and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 9, 2002.

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

QuickLinks

EXPLANATORY NOTE
Consolidated Statements of Cash Flows
SIGNATURES