Form 10-Q
period 2002-03-31
DIVINE INC
filed 2002-05-15
CIK 1097516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission File Number 0-30043

divine, inc.
(Exact name of Registrant as specified in its charter)

Delaware	36-4301991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1301 N. Elston Avenue, Chicago, Illinois (Address of Principal Executive Offices)	60622 (Zip Code)

Registrant's telephone number, including area code: (773) 394-6600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At May 10, 2002, the registrant had outstanding an aggregate of 470,213,701 shares of class A common stock.

divine, inc.

Form 10-Q

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

divine, inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,960	$104,480
Restricted cash	38,130	32,566
Accounts receivable, net of allowance for doubtful accounts of $10,366 and $6,983	122,071	200,833
Available-for-sale securities	2,577	3,686
Notes receivable	308	332
Prepaid expenses	13,336	10,495
Deferred publisher costs	227,544	238,522
Other current assets	5,941	10,651

Total current assets	449,867	601,565
Property and equipment, net	50,295	44,335
Goodwill and other intangible assets, net of accumulated amortization of $7,523 and $4,097	283,059	211,075
Restricted cash	—	1,075
Other noncurrent assets	13,504	16,661

Total assets	$796,725	$874,711

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,216	$18,013
Publisher payables	40,797	70,703
Accrued payroll expenses	14,457	11,658
Accrued professional fees	3,053	3,804
Current portion of facilities impairment	7,801	7,723
Current portion of capital leases	15,407	899
Notes payable and current portion of long-term debt	15,798	39,738
Deferred revenue	288,357	303,663
Other accrued expenses and current liabilities	49,032	65,457

Total current liabilities	454,918	521,658
Long-term debt	62,378	63,294
Long-term facilities impairment	22,546	22,155
Capital leases	6,625	1,293
Other noncurrent liabilities	15,381	14,552
Stockholders' equity:
Class A common stock, $.001 par value; 2,500,000,000 shares authorized; 470,864,231 and 371,408,945 shares issued; and 462,675,299 and 365,997,791 shares outstanding	470	366
Additional paid-in capital	1,228,569	1,171,853
Unearned stock-based compensation	(15,230)	(16,654)
Accumulated other comprehensive loss	(4,785)	(3,861)
Treasury stock, at cost; 6,855,599 and 4,077,821 shares	(12,945)	(9,639)
Accumulated deficit	(961,202)	(890,306)

Total stockholders' equity	234,877	251,759

Total liabilities and stockholders' equity	$796,725	$874,711

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Products	$110,172	$1,535
Services	36,157	8,222

Total revenues	146,329	9,757
Operating expenses:
Cost of revenues:
Products (exclusive of $13 and $21 of amortization of stock-based compensation)	79,715	851
Services (exclusive of $185 and $120 of amortization of stock-based compensation)	44,987	6,769

Total cost of revenues	124,702	7,620
Selling, general and administrative (exclusive of $1,621 and $3,056 of amortization of stock-based compensation)	56,223	31,711
Research and development (exclusive of $57 and $122 of amortization of stock-based compensation)	30,541	3,133
Bad debt expense (recovery)	(675)	1,103
Amortization of intangible assets	3,792	1,184
Impairment of intangible and other assets	250	3,256
Amortization of stock-based compensation	1,876	3,319

Total operating expenses	216,709	51,326

Operating loss	(70,380)	(41,569)
Other income (expense):
Interest income	253	3,507
Interest expense	(2,194)	(276)
Other income (expense), net	467	(50)

Total other income (expense)	(1,474)	3,181
Loss before minority interest, net gain on stock transactions of associated companies, equity in losses of associated companies, impairment of investment in equity and cost method companies and extraordinary gain	(71,854)	(38,388)
Minority interest	—	2,820
Net gain on stock transactions of associated companies	—	695
Equity in losses of associated companies	—	(7,251)
Impairment of investment in equity method and cost method associated companies	(1,461)	(23,463)

Net loss before extraordinary gain	(73,315)	(65,587)
Extraordinary gain	2,419	—

Net loss	$(70,896)	$(65,587)

Basic and diluted net loss per share before extraordinary gain	$(0.16)	$(0.49)
Extraordinary gain	—	—

Basic and diluted net loss per share	$(0.16)	$(0.49)

Shares used in computing basic and diluted net loss per share	447,848,467	134,585,774

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock
			Additional paid-in capital	Unearned stock-based compensation		Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
	Shares	Amount			Treasury stock
	(in thousands, except share data)
Balance at December 31, 2001	365,997,791	$366	$1,171,853	$(16,654)	$(9,639)	$(890,306)	$(3,861)	$251,759
Comprehensive loss:
Net loss	—	—	—	—	—	(70,896)	—	(70,896)
Other comprehensive loss:
Unrealized holding loss during the period	—	—	—	—	—	—	(1,109)	(1,109)
Foreign currency translation	—	—	—	—	—	—	185	185

Total comprehensive loss								(71,820)

Issuance of Class A common stock	96,494,042	101	49,190	—	—	—	—	49,291
Issuance of warrants in conjunction with acquisitions	—	—	151	—	—	—	—	151
Issuance of warrants to acquire the Company's common stock	—	—	822	—	(822)	—	—	—
Issuance of stock options in conjunction with acquisitions	—	—	5,820	—	—	—	—	5,820
Issuance of Class A common stock through the Employee Stock Purchase Plan	1,077,803	1	558	—	—	—	—	559
Issuance of Class A common stock through the exercise of stock options	1,883,441	2	175	—	—	—	—	177
Unearned stock-based compensation	—	—	—	(452)	—	—	—	(452)
Stock-based compensation	—	—	—	1,876	—	—	—	1,876
Purchase of treasury stock, at cost	(2,777,778)	—	—	—	(2,484)	—	—	(2,484)

Balance at March 31, 2002	462,675,299	$470	$1,228,569	$(15,230)	$(12,945)	$(961,202)	$(4,785)	$234,877

See accompanying notes to consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(70,896)	$(65,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,549	4,179
Extraordinary gain	(2,419)	—
Stock-based compensation	1,876	3,319
Other noncash compensation expense	—	2,903
Bad debt expense (recovery)	(675)	1,103
Equity in losses of associated companies	—	7,251
Gain (loss) on stock transactions of associated companies	—	(695)
Impairment charges	1,711	26,719
Minority interest	—	(2,820)
Gain on the sale of assets	(526)	—
Changes in assets and liabilities, excluding effects from acquisitions:
Restricted cash	(4,384)	1,200
Accounts receivable	75,908	1,096
Prepaid expenses	1,545	1,402
Deferred publisher costs	10,978	—
Other assets	(7,823)	160
Accounts payable	(1,467)	2,171
Publisher payables	(29,906)	—
Accrued expenses and other liabilities	(7,938)	(1,939)
Deferred revenue	(16,918)	528

Net cash used in operating activities	(42,385)	(19,010)

Cash flows from investing activities:
Additions to property and equipment	(1,707)	(5,016)
Acquisition, sale and deconsolidation of ownership interests in associated companies, including cash acquired	4,674	(6,326)
Capitalized acquisition costs	(1,862)	—
Proceeds from the sale of property and equipment	891	—
Change in current notes receivable	24	37

Net cash provided by (used in) investing activities	2,020	(11,305)

Cash flows from financing activities:
Issuance of shares under Employee Stock Purchase Plan	559	159
Change in current notes payable	(25,052)	(280)
Proceeds from the issuance of long-term debt	—	242
Repayments of long-term debt	(24)	—
Proceeds from the exercise of stock options	177	—
Repurchase and cancellation of exercised stock options	—	(3)
Purchase of treasury stock	—	(49)

Net cash provided by (used in) financing activities	(24,340)	69

Effect of exchange rates on cash	185	—
Net decrease in cash and cash equivalents	(64,520)	(30,246)
Cash and cash equivalents at beginning of period	104,480	252,533

Cash and cash equivalents at end of period	$39,960	$222,287

Supplemental disclosures:
Interest paid	$1,511	$242
Noncash financing and investing activities:
Issuance of notes payable, stock, options, or warrants in conjunction with acquisitions	55,252	15,464
Issuance of warrants in conjunction with the acquisition of treasury stock	822	—
Retirement of notes receivable from exercise of stock options	—	2,249

See accompanying notes to consolidated financial statements.

divine, inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

  (a)  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or for any future periods. These unaudited consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 1, 2002.

  (b)  Net Loss Per Share

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three month periods ended March 31, 2002 and 2001, potentially dilutive securities have not been included in the shares used to compute net loss per share.

        Had the Company reported net income for the three month period ended March 31, 2002, the weighted average number of shares outstanding would have potentially been diluted by 85,684,286 common equivalent shares, assuming the exercise of all outstanding stock options, and by 9,272,052 common equivalent shares, assuming the exercise of all outstanding warrants. Had the Company reported net income for the three month period ended March 31, 2001, the weighted average number of shares outstanding would have potentially been diluted by approximately 6,918,376 common equivalent shares, assuming the exercise of stock options.

  (c)  Reclassifications

        Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2)    Business Combinations

  (a)  Acquisitions/Mergers

        In January 2002, the Company acquired 100% of the stock of Data Return Corporation, a provider of high-availability managed hosting services. The purchase price, for the purpose of purchase accounting for this transaction, consisted of $8,898,000 of cash payments related to acquisition costs and interim financing, and 74,437,043 shares of the Company's class A common stock, with a fair value of $34,037,000. In addition, the Company assumed or issued options and warrants to purchase 15,070,454 shares of the Company's class A common stock which are included as part of the purchase price paid for Data Return. The Black-Scholes fair value of these options and warrants was $5,948,000.

        In January 2002, through one of its wholly-owned subsidiaries, the Company acquired certain assets of Northern Light Technology LLC, a leading provider of search and content integration solutions, in exchange for 14,002,643 shares of the Company's class A common stock and the assumption of certain liabilities of Northern Light. In addition, the Company issued to a vendor of Northern Light a warrant to purchase up to 120,065 shares of the Company's class A common stock. The exact number of shares for which the warrant will be exercisable has not yet been determined, and is subject to the amount of cash paid to the Company under a Development Agreement between the Company and that vendor.

        In February 2002, the Company acquired the 66.7% of Perceptual Robotics, Inc. that it did not already own in exchange for 4,427,683 shares of the Company's class A common stock and $55,000 in cash.

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

        In March 2002, the Company signed a definitive agreement to acquire Delano Technology Corporation, a Toronto-based marketing solutions company offering state-of-the-art interaction-based e-business and CRM solutions. The Company expects to issue approximately 51,550,000 shares of the Company's class A common stock in connection with the acquisition. The transaction, which will be structured as a plan of arrangement under Canadian law, is subject to customary regulatory and court approvals, as well as the approval of Delano's shareholders.

        During the three months ended March 31, 2002, in conjunction with the Company's transactions related to Northern Light, Perceptual Robotics, Net Unlimited, and RWT, as described herein, the purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of $198,000 of cash payments (including acquisition costs) and 19,564,577 shares of the Company's class A common stock, with a fair value of $13,841,000. Additionally, in conjunction with the Northern Light acquisition, the Company has granted a warrant to purchase up to 120,065 shares of the Company's class A common stock which is included as part of the purchase price paid for the assets of Northern Light. The Black-Scholes fair value of this warrant, assuming it will be exercisable for the maximum number of shares, was $23,000.

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

        The following table presents information (in thousands) concerning the purchase price allocations for acquisitions completed during the three months ended March 31, 2002.

			Fair Value on Acquisition Date
		Fair Value of Tangible Net Assets Acquired
Company	Purchase Price		Developed Technology	Unearned Stock-Based Compensation	Extraordinary Gain	Goodwill
	(in thousands)
2002
Data Return	$48,883	$(17,046)	$—	$452	$—	$65,477
Others	14,062	5,422	9,619	—	(2,419)	1,440

	$62,945	$(11,624)	$9,619	$452	$(2,419)	$66,917

Developed technology is amortized over the useful life of the technology, which ranges from two to four years. The extraordinary gain represents the excess of the fair value of the net current assets acquired over the fair value of the Company's purchase price related to the Company's acquisition of Perceptual Robotics.

        The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition. The following table summarizes the estimated fair value (in thousands) of the tangible net assets acquired at the date of acquisition for the acquisitions completed during the three months ended March 31, 2002.

	Data Return	Others
	(in thousands)
Current assets	$9,751	$8,704
Fixed assets	9,706	—
Other non-current assets	30	—

Total tangible assets acquired	19,487	8,704

Current liabilities	26,885	3,282
Non-current liabilities	9,648	—

Total liabilities assumed	36,533	3,282

Tangible net assets acquired	$(17,046)	$5,422

        As of January 1, 2002, we implemented SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. For the three months ended March 31, 2001, the Company recorded amortization expense of $4,612,000 related to goodwill and certain intangible assets, as well as net excess investment over the equity in net assets of equity-method associated companies, that are no longer being amortized in accordance with SFAS No. 142. Had the Company not recorded these amortization expenses, net loss and basic and diluted loss per share for the quarter ended March 31, 2001 would have been $60,975,000 and $0.45, respectively. Detail about the Company's intangible assets is as follows.

	As of March 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Developed technology	$67,105	$(7,386)	$57,310	$3,976
Other intangible assets	613	(137)	615	121
Unamortized intangible assets:
Goodwill	222,864	—	157,247	—

  (b)  Sales/Terminations

        In February 2002, the Company sold 51% of its interest in mindwrap, Inc. to mindwrap LLC for nominal consideration. Additionally, the Company entered into a General Release and Operating Agreement wherein mindwrap LLC paid the Company $766,000, which constitutes payment in full for all amounts due and owing to the Company from or arising out of the Company's ownership and control of mindwrap, Inc. prior to the closing date. In exchange, the Company released mindwrap LLC from any current or future liability arising from any situation prior to the closing date. The Company also entered into a Joint Ownership Conveyance Agreement with mindwrap LLC wherein the Company will receive perpetual, royalty-free, transferable joint ownership interest in certain mindwrap software and other intellectual property.

  (c)  Pro Forma Impact of Acquisitions

        During the year ended December 31, 2001, the Company acquired 100% of eshare communications, Inc., Eprise Corporation, RoweCom Inc., and Open Market, Inc. ("the pro forma acquisitions"). The following unaudited pro forma financial information for the three months ended March 31, 2001 presents the consolidated operations of the Company as if the acquisitions had been made on January 1, 2001, after giving effect to certain adjustments, including amortization of certain intangible assets actually recorded by the Company as part of the purchase accounting for the pro forma acquisitions as of the respective acquisition dates. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the pro forma acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense related to these acquisitions. Other acquisitions made during 2001 and during the three months ended March 31, 2002 have been excluded from the unaudited pro forma financial information because their effects would be immaterial. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the

Company's consolidated results of operations had the 2001 acquisitions been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

Three Months Ended March 31, 2001
(in thousands, except per share data)
Revenues	$131,507
Net loss applicable to common stockholders	(95,270)
Basic and diluted net loss per share applicable to common stockholders	$(0.31)

(3)    Impairment Charges

        For the three months ended March 31, 2002, the Company recorded impairment charges on intangible and other assets of $250,000. These charges related mainly to cash paid by the Company during the three months ended March 31, 2002, to settle pre-acquisition invoices owed by acquired companies that were written off as of December 31, 2001. Additionally, for the three months ended March 31, 2002, the Company recorded $1,461,000 of impairment of investment in equity method and cost method associated companies. These charges represent mainly the fair value of 2,159,074 shares of the Company's class A common stock that were issued in February 2002 as partial settlement of an obligation of the Company pursuant to the Company's collar agreement with Launchworks. This collar agreement was entered into in conjunction with the Company's investment in Launchworks in August 2000. The Company had completely written off its investment in Launchworks as of December 31, 2001.

(4)    Segment and Geographic Information

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

        Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results are as follows:

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$146,329	$—	$146,329	$7,412	$2,124	$9,536
Intersegment revenue	—	—	—	634	—	634

	$146,329	$—	146,329	$8,046	$2,124	10,170
Eliminations			—			(413)

Total revenues			$146,329			$9,757

Net loss applicable to common stockholders	$(69,493)	$(1,403)	$(70,896)	$(24,931)	$(40,656)	$(65,587)

        The Company's business is conducted on a global basis, with the principal markets for the Company's products and services located in the United States. For the three months ended March 31, 2002, the Company recorded revenues of $146,329,000. Of these revenues, $100,898,000 were generated in the United States, $23,175,000 were generated in France, and $22,256,000 were generated in other foreign countries. Revenues are attributed to countries based on the location of the sales group, as well as the country of domicile of the sales contract.

(5)    Subsequent Event

        In April 2002, the Company acquired Denalii Inc., a provider of content management solutions for the Asian market, in exchange for 1,504,742 shares of the Company's class A common stock. In addition, the Company granted options to purchase a total of 490,000 shares of the Company's class A common stock to certain continuing employees of Denalii and the Company agreed to issue a maximum of $5,600,000 of the Company's class A common stock if the acquired Denalii business meets certain revenue thresholds in 2002.

        In April 2002 the Company signed a definitive agreement to acquire Viant Corporation, a professional services organization providing business solutions, and industry insight and understanding to help clients leverage assets for better business performance. The Company expects to issue approximately 200,000,000 shares of the Company's class A common stock in connection with the acquisition. In addition, the Company expects to issue options to purchase approximately 26,500,000 shares of the Company's class A common stock. Consummation of the merger is subject to a number of closing conditions, including approval of the merger by divine's and Viant's stockholders.

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

        Through integrating the products and services of acquired companies into our infrastructure, we extend a broader array of offerings and deliver greater value to all our constituencies. We introduce combined product suites to gain financial and market leverage from incremental revenue and operational efficiencies of integration.

        Since January 1, 2002, we have completed, or entered into agreements to complete, several acquisitions, including:

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

  •
  April 2002, Denalii, Inc.—a provider of content management solutions for the Asian market. The acquisition of Denalii enhances our content solutions and expands our market reach in Asia.

  •
  April 2002, Viant Corporation—agreed to be acquired by us in a stock-based transaction that is subject to the approval of Viant's and our stockholders. Viant is a professional services organization providing business solutions, and industry insight and understanding to help clients leverage assets for better business performance.

        We anticipate that the integration of these companies into our products and services offering will enhance our combination of professional services, software services, and managed services to our customers.

Effect of Various Accounting Methods on the Consolidated Financial Statements

        We have held ownership interests in many associated companies since our inception. Since February 2001, our acquisitions have been almost exclusively acquisitions of 100% of the stock of certain companies that fit our operating strategy. The following discussion regarding various methods of accounting is meant to explain how we accounted for investments in associated companies focused on e-business and vertical markets, which accounted for the majority of our consolidated operations for the three months ended March 31, 2001. These companies were considered part of our divine interVentures portfolio throughout 2001. The significance of the operations of these associated companies on our consolidated operations decreased throughout 2001, and as of December 31, 2001, we had completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities.

  Consolidation

        Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company. As of March 31, 2002, we did not reflect any minority interest liability on our consolidated balance sheet. The results of operations of our consolidated associated companies are reflected in our consolidated financial statements from the acquisition date of the related company.

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

        The net effect of an associated company's results of operations on our results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because, under each of these methods, only our share of the earnings or losses of an associated company is reflected in the net loss in our consolidated statement of operations. However, the presentation of the consolidation method differs dramatically from the equity method of accounting. The consolidation method presents associated company results in the applicable line items within our consolidated financial statements. In contrast, the equity method of accounting presents associated company results in a single category, "equity in losses of associated companies" within our consolidated statement of operations. Because we wrote off our remaining investments in equity-method associated companies in 2001, our consolidated statement of operations for the three months ended March 31, 2002 does not reflect any "equity in losses of associated companies".

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

Results of Operations

  Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

  General

        Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering extended enterprise solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Beginning in 2001, we changed our business strategy from being an Internet holding company actively engaged in business-to-business e-commerce through our community of associated companies to becoming a leader in Web-based solutions for the extended enterprise. Our operations for the three months ended March 31, 2002 were considerably different than our operations for the three months ended March 31, 2001. This is because nearly all of our acquisitions made in conjunction with our new strategy, including our acquisitions of RoweCom Inc., eshare communications, Inc., Open Market, Inc., Eprise Corporation, and Data Return Corporation, and our acquisition of certain assets, subject to certain liabilities, of marchFIRST, Inc., were made subsequent to March 31, 2001. These acquisitions have provided us with a larger customer base and an increased revenue stream. During the three months ended March 31, 2001, our operations resulted primarily from our consolidated associated companies in the business-to-business e-commerce sector, many of which were in the early stages of development and generated significant losses with comparably low revenue. All of these consolidated associated companies have discontinued operations, have been sold, or are now included as part of our core business strategy. Additionally, we held investment interests in 15 associated companies accounted for under the equity method of accounting as of March 31, 2001, with a book value of $33,227,000 as of that date. Conversely, we carried no book value on our consolidated balance sheet related to our investment interests in associated companies accounted for under the equity method as of March 31, 2002. This decrease in equity-method associated companies has led to decreases in our equity in losses of associated companies.

  Revenues

        We generated revenues totaling $146,329,000 for the three months ended March 31, 2002, which is an increase of $136,572,000 over revenues of $9,757,000 for the three months ended March 31, 2001. The total revenues for the three months ended March 31, 2002 included $110,172,000 from the sale of products. Product revenues included $74,608,000 from sales of content, $18,366,000 from software sales contracts, and $15,249,000 from managed services. Revenue from software sales contracts included $8,807,000 related to our CIM Telephony software, $4,052,000 related to our Enterprise Content Management software, $1,511,000 related to our Enterprise Content Center software, $1,509,000 related to our CIM Internet software, $1,164,000 related to our Collaboration software, and $1,018,000 related to our Enterprise Portal software.

        Total revenues for the three months ended March 31, 2002 also included $36,157,000 from the sale of services, generated exclusively from our Professional Services Organization. Service revenues consisted of $30,110,000 from consulting services, $3,585,000 from divine Product Solutions Group, and $2,462,000 from Technology Information Services.

        At March 31, 2002, we had deferred revenue of $288,357,000, of which $241,281,000 related to sales of content. We expect that this deferred revenue will result in a significant increase in our revenues recognized during 2002.

        Revenues for the three months ended March 31, 2001 included approximately $1,535,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $829,000 from software sales contracts and $706,000 from sales of computer hardware. The total revenues also included approximately $8,222,000 from the sale of services, including $6,098,000 from our software, services, and hosting segment and $2,124,000 from our divine interVentures segment. Services revenues from our software, services, and hosting segment included $2,484,000 from web design services, $1,315,000 from facilities management, and $765,000 from hosting services. Services revenues from our divine interVentures segment included $1,891,000 from inventory management services.

  Cost of Revenues

        For the three months ended March 31, 2002, our cost of revenues was $124,702,000, exclusive of $198,000 of amortization of stock-based compensation. This is an increase of $117,082,000 over the $7,620,000 (exclusive of $141,000 of amortization of stock-based compensation) cost of revenues we incurred for the three months ended March 31, 2001. Cost of revenues for the three months ended March 31, 2002 included $44,987,000 of direct costs of providing services, which consisted principally of $36,055,000 of salaries and benefits, $3,784,000 of rent and facilities services, $1,688,000 of travel costs, and $1,137,000 of depreciation expense. Cost of revenues for the three months ended March 31, 2002 also included $79,715,000 of direct costs of providing products, which consisted primarily of $65,444,000 of content costs, $4,782,000 of salaries and benefits, $3,541,000 of rent and facilities services, and $4,861,000 of office and computer supplies. Cost of revenues for the three months ended March 31, 2001 included approximately $6,769,000 of direct costs of providing services, which consisted principally of $4,129,000 of employee salaries and related benefits, $1,210,000 of rent and facilities services, and $481,000 of depreciation and amortization. Cost of revenues for 2001 also included approximately $851,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

        For the three months ended March 31, 2002, we incurred selling, general, and administrative expenses of $56,223,000, exclusive of $1,621,000 of amortization of stock-based compensation. This represents an increase of $24,512,000 over the $31,711,000 (exclusive of $3,056,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the three months ended March 31, 2001. These expenses for the three months ended March 31, 2002 consisted primarily of $33,512,000 of employee salaries and related benefits, $4,705,000 of travel costs, $4,217,000 of fees for professional services, including legal, consulting, and accounting, $4,079,000 of office and computer supplies, and $5,993,000 of depreciation and amortization expense.

        Selling, general, and administrative expenses for the three months ended March 31, 2001 consisted primarily of approximately $16,012,000 of employee salaries and related benefits, approximately $3,474,000 of facility costs, consisting primarily of rent expense, approximately $3,076,000 of fees for professional services, including legal, consulting, and accounting, approximately $2,779,000 of travel costs, and approximately $2,438,000 of depreciation expense.

  Research and Development Expenses

        For the three months ended March 31, 2002, we incurred research and development expenses of $30,541,000, exclusive of $57,000 of amortization of stock-based compensation. This represents an increase of $27,408,000 over the $3,133,000 (exclusive of $122,000 of amortization of stock-based compensation) of research and development expenses for the three months ended March 31, 2001. These expenses for the three months ended March 31, 2002 consisted primarily of $20,120,000 of employee salaries and related benefits, $2,080,000 of professional fees, and $3,969,000 of facility costs. Research and development expenses for the three months ended March 31, 2001 consisted primarily of approximately $2,544,000 of employee salaries and related benefits.

  Bad Debt Expense (Recovery)

        For the three months ended March 31, 2002, we recorded a net bad debt recovery of $675,000 as compared to $1,103,000 of bad debt expense recorded for the three months ended March 31, 2001. The net bad debt recovery for the three months ended March 31, 2002 related mainly to the collection of previously written off accounts receivable of companies acquired in the fourth quarter of 2001.

  Amortization of Intangible Assets

        For the three months ended March 31, 2002, we incurred amortization expense of $3,792,000 on our intangible assets. This represents an increase of $2,608,000 from the $1,184,000 of amortization expense recorded by us for the three months ended March 31, 2001. The increase is attributable mainly to intangible assets recorded in conjunction with acquisitions made in the fourth quarter of 2001, offset partially by a reduction in amortization related to the impairment of intangible assets in 2001 and our implementation in January 2002 of SFAS No. 142, under which goodwill and various other intangible assets are no longer amortized.

  Impairment of Intangible and Other Assets

        For the three months ended March 31, 2002, we recorded impairment charges of $250,000 related to intangible and other assets. This represents a decrease of $3,006,000 from the $3,256,000 of similar impairment charges recorded for the three months ended March 31, 2001.

  Amortization of Stock-Based Compensation

        For the three months ended March 31, 2002, we incurred a non-cash expense of $2,058,000 related mainly to the issuance, prior to our initial public offering (IPO), of shares of restricted stock and grants of options to employees, directors, and consultants under our stock incentive plans with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended March 31, 2002, we recovered $182,000 of previously recognized compensation expense related to non-vested options of terminated employees.

        For the three months ended March 31, 2001, we incurred non-cash expense of approximately $3,817,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants under our stock incentive plans with exercise prices lower than the fair value of the class A common stock on the dates of grant. Also for the three months ended March 31, 2001, we recovered $498,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 36,638 shares of our restricted class A common stock which were previously exercised by terminated employees.

  Interest Income and Expense

        Interest income for the three months ended March 31, 2002 was $253,000 and was earned from the investment of our available cash balances. This is a decrease of $3,254,000 from the $3,507,000 of interest income earned during the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 was $2,194,000 and was incurred primarily from our long-term debt. This is an increase of $1,918,000 over the $276,000 of interest expense incurred during the three months ended March 31, 2001, which was also incurred primarily from our long-term debt.

  Other Income, Net

        Other income, net for the three months ended March 31, 2002 was $467,000. This is an increase of $517,000 over the $50,000 of other expense for the three months ended March 31, 2001. Other income, net for the three months ended March 31, 2002 consisted primarily of gains of $526,000 on disposal of assets and an investment gain of $215,000 in connection with our investment in i-Fulfillment, Inc., which filed for bankruptcy in 2001. We had previously written off our entire investment in i-Fulfillment, and in January 2002, we received proceeds from the bankruptcy in the amount of $215,000. Additionally, we recorded other expenses, net, of $274,000.

  Income Taxes

        We recorded no income tax provision or benefit for the three months ended March 31, 2002 or the three months ended March 31, 2001. Because we have no history of taxable income through March 31, 2002, the tax benefit associated with our net losses has been fully reserved. As of March 31, 2002 we had total net operating loss carryforwards of $101,116,000, of which $52,608,000 may be utilized by us to reduce future consolidated taxable income, if any. Of the total net operating loss carryforwards, $47,000 are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. Of the total net operating loss carryforwards, $48,461,000 relate to pre-acquisition net operating losses attributable to acquired companies. Our ability to utilize such pre-acquisition losses is substantially limited by current tax laws. In addition, our utilization of the net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of prior ownership changes. The net operating loss carryforwards will expire from 2019 through 2022.

        In assessing whether or not the deferred tax assets will be realized, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of March 31, 2002.

  Minority Interest

        Minority interest of $0 and $2,820,000 represents the non-controlling stockholders' share of our consolidated associated companies' net losses for the three months ended March 31, 2002 and the three months ended March 31, 2001, respectively.

  Net Gain on Stock Transactions of Associated Companies

        We reported no gain on stock transactions of associated companies for the three months ended March 31, 2002. The net gain on stock transactions of associated companies of approximately $695,000 for the three months ended March 31, 2001 related to the net increase in the value of our investments in associated companies resulting from the issuance of stock by these companies to outside investors at prices higher than the value at which we have carried these investments, and other stock transactions of these associated companies. The gain was attributed mainly to issuances of stock by Outtask, which accounted for approximately $312,000.

  Equity in Losses of Associated Companies

        Because we had written off, as of December 31, 2001, all of our investments in associated companies accounted for under the equity method of accounting, we recorded no equity in losses of associated companies for the three months ended March 31, 2002. We recorded $3,252,000 in net losses for the three months ended March 31, 2001. Equity in losses of associated companies also included amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $3,999,000 for the three months ended March 31, 2001.

  Impairment of Investment in Equity and Cost Method Associated Companies

        For the three months ended March 31, 2002, we recorded $1,461,000 of impairment of investment in equity method and cost method associated companies. These charges represent mainly the fair value of 2,159,074 shares of our class A common stock that we issued in February 2002 as partial settlement of our obligation under a collar agreement with Launchworks inc. We had completely written off our investment in Launchworks as of December 31, 2001. For the three months ended March 31, 2001, we recorded impairment charges of $23,463,000 for other than temporary declines in the carrying values of certain equity and cost method associated companies.

  Extraordinary Gain

        For the three months ended March 31, 2002, we reported an extraordinary gain of $2,419,000, which related to our acquisition of the outstanding equity of Perceptual Robotics that we did not already own. This extraordinary gain represented the excess of the fair value of the net assets acquired over the fair value of the consideration we paid in conjunction with this acquisition. We did not report an extraordinary gain for the three months ended March 31, 2001.

Summary of Currently Expected Fixed Charges

        The following table summarizes the fixed charges as of March 31, 2002 that we currently expect to incur, throughout the remainder of 2002 and over the next three years, for amortization of identifiable intangible assets and unearned stock-based compensation:

	Year
Amortization of:
	2002	2003	2004	2005
Identifiable Intangible Assets	$12,845,000	$17,047,000	$16,808,000	$13,495,000
Unearned Stock-Based Compensation(1)	6,846,000	8,003,000	381,000	—

Total	$19,691,000	$25,050,000	$17,189,000	$13,495,000

(1)
These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees that are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents, current restricted cash, and available-for-sale securities of $80,667,000, which represented a decrease of $60,065,000 from $140,732,000 as of December 31, 2001. The net decrease in cash and cash equivalents was due primarily to net cash used in operating activities of $42,385,000, net cash used to pay down notes payable of $25,052,000, net cash provided from the acquisition and sale of ownership interests in associated companies of $4,674,000, and cash used to acquire property and equipment of $1,707,000.

        As of March 31, 2002, we had a $25,000,000 line of credit with LaSalle Bank N.A, which was increased to $40,000,000 in April 2002. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. As of March 31, 2002, we had established letters of credit of $23,353,000 against this line of credit. These letters of credit include $13,535,000 for assumed debt of RoweCom, $4,868,000 for a note payable to marchFIRST GmbH, and $4,950,000 as collateral for various real estate and equipment leases.

        As of March 31, 2002, we had current restricted cash of $38,130,000, which represented an increase of $5,564,000 from $32,566,000 as of December 31, 2001. Current restricted cash as of March 31, 2002 included $25,798,000 that secured the $23,353,000 in letters of credit from LaSalle Bank N.A. described above, $2,622,000 that collateralized $2,250,000 of loans payable by RoweCom to publishers, $7,314,000 for other future RoweCom obligations to publishers, and $2,396,000 that secures real estate leases we assumed in our various acquisitions.

        At March 31, 2002, we had $2,577,000 in available-for-sale securities. This amount includes shares of Neoforma.com and CMGI.

        In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our IPO in July 2000:

          (1)    we agreed under our Alliance Agreement with Microsoft Corporation to purchase $9,600,000 of software products, $4,700,000 of consulting services, and $1,000,000 of product support services from Microsoft during the four-year term of the agreement, to expend $4,000,000 over four years to promote Microsoft solutions, to open an accelerator facility in Seattle, the cost for which would be determined as the size and scope of the accelerator was finalized, and to dedicate up to $50,000,000 in capital to projects and acquisitions that support, directly or indirectly, the Microsoft platform. As of March 31, 2002, we had purchased, or entered into binding agreements to purchase, a total of $4,114,000 of software products, $738,000 of consulting services, and $366,000 of product support services toward these obligations, which amounts do not include additional purchases by or obligations of entities that we have acquired since our IPO. In connection with our acquisition of HostOne in October 2001, we agreed with Microsoft that we would use our best efforts to amend the Alliance Agreement to provide, among other things: that we will commit to be a Microsoft .NET partner and develop products and services that are coordinated with Microsoft's products and its .NET strategy; that we will identify other opportunities to promote Microsoft products; and that Microsoft will promote our products and services.

          (2)    we entered into an agreement concerning the purchase of a minimum of $100,000,000 of co-location and bandwidth services from Level 3 Communications, LLC over a four-year period, $25,000,000 of which would have been credited to us as consideration for Level 3's purchase of shares from us. In August 2001, we agreed to repurchase the 5,555,555 shares of our common stock owned by Level 3 in exchange for $5,555,555 and warrants to purchase 2,200,000 shares of our common stock. We paid the cash in two equal installments in August and December 2001, and issued the warrants in two equal installments in August 2001 and January 2002. Additionally, we agreed with Level 3 to cancel our commitment to purchase $100,000,000 of co-location and bandwidth services and to eliminate our prepaid credit of $25,000,000.

          (3)    we agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq Computer Corporation over four years. As of March 31, 2002, we have purchased $2,909,000 of products and services from Compaq toward this obligation, which amount does not include additional purchases by or obligations of entities that we have acquired since our IPO.

        In connection with our acquisition of certain assets, subject to certain liabilities, from marchFIRST, Inc., in April 2001, we issued, and have outstanding, a $57.5 million balloon note, which is due on April 12, 2006 but which is accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations and which is secured by the assets of divine/Whittman-Hart. We have the option to pay the note with cash or by issuing shares of our class A common stock. This note bears interest at the Wall Street Journal prime rate of interest. marchFIRST also is eligible to receive up to an aggregate of $55.0 million in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the five years ending April 12, 2006 exceeds divine/Whittman-Hart's obligation under the promissory notes. We have not guaranteed the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

        In connection with our acquisition of certain assets, subject to certain liabilities, of marchFIRST GmbH in September 2001, we issued, and have outstanding, a note payable in the amount of 5,369,000 euros (approximately $4,672,000 at March 31, 2002), which is included within current notes payable in our consolidated balance sheets as of March 31, 2002. The note is due on September 1, 2002. We have the option to pay the note with cash or by issuing shares of our class A common stock.

        In connection with our acquisition of Synchrony Communications, Inc. in October 2001, we acquired debt with balances totaling $1,184,000 as of March 31, 2002, payable in equal monthly installments through March 2003.

        Aleksander Szlam, who served as one of our directors in 2000, was the Chairman and Chief Executive Officer of eshare communications, Inc. while he served on our board of directors. In connection with our acquisition of eshare in October 2001, we entered into two separate stock repurchase arrangements with Mr. Szlam covering the shares of our common stock that Mr. Szlam received in the acquisition. These arrangements gave Mr. Szlam the right to sell back a portion of his shares to us at an agreed upon price (put option), while also giving us the right to buy back the same number of shares from Mr. Szlam at the same price (call option). In December 2001, the first buyback period, which covers 5,428,800 shares, was extended to be coterminous with the second buyback period. The second buyback period is effective for the time period beginning six months after the merger (April 23, 2002) and ending 18 months after the merger (April 23, 2003), and covers 5,959,200 shares of our common stock. The agreed-upon purchase price for the related put and call options is $0.53 per share. This means that until April 23, 2003, Mr. Szlam has the right to sell to us, and we have a separate right to buy from Mr. Szlam, up to 11,388,000 shares of our common stock at a price of $0.53 per share. We are currently negotiating the timing of Mr. Szlam's put and certain other matters related to Mr. Szlam's relationship with us.

        In conjunction with our acquisition of RoweCom Inc. in November 2001, we acquired current notes payable with balances totaling $15,931,000 as of December 31, 2001. During the three months ended March 31, 2002, we made payments of $6,750,000 on these notes. The balances of these notes at March 31, 2002 totaled $9,481,000. In addition, we acquired other RoweCom long-term debt with balances of $4,743,000 as of March 31, 2002, which is due in quarterly installments from June 30, 2003 to September 30, 2006.

        As of March 31, 2002, we had a revolving loan agreement for $20,000,000 with Fleet Capital Corporation. The loans under that agreement are collateralized by eligible accounts receivable balances of the domestic operations of RoweCom, and the loans are repaid from the net operating receipts of the domestic operations of RoweCom. During the three months ended March 31, 2002, we made payments of $17,083,000 on this loan agreement, and as of March 31, 2002, we had no outstanding balance on this loan. The payments were from the excess of RoweCom's domestic collections over payments to publishers during the three months ended March 31, 2002. This revolving loan agreement expired in April 2002.

        In connection with our acquisition of RoweCom, we assumed a factoring arrangement previously in place between RoweCom's French subsidiary (RoweCom France) and a European factoring company. The arrangement allows the factoring company to purchase, without recourse, $55,000,000 of the accounts receivable of RoweCom France during the period October 1, 2001 to September 30, 2002. The factoring arrangement is structured so that we receive 90% of the face value of the accounts receivable upon sale to the factoring company, with the remaining 10% due to us upon the ultimate collection of the accounts receivable by the factoring company. Our cost for this arrangement is 0.37% of the face value of the sold accounts receivable, which is paid when the accounts receivable are transferred to the factoring company.

        The operations of RoweCom Inc. historically have resulted in cyclical cash flows throughout the year, with the fourth calendar quarter historically resulting in the highest required funding level by

RoweCom. The seasonal fourth quarter funding requirements are due to the required payments to publishers in excess of collections from customers.

        During January, February, and March 2002, we used net cash of approximately $18 million, $29 million, and $16 million, respectively. These amounts are exclusive of an increase of approximately $4 million related to net cash received from acquired companies and exclusive of an increase of approximately $17 million representing RoweCom's domestic collections in excess of publisher disbursements that were used to pay down the Fleet Capital Corporation revolving loan agreement as described above. Of the net cash used in January, February, and March 2002, approximately $1 million, $4 million, and $1 million, respectively, related to cash used for non-recurring operating activities, primarily severance of non-continuing employees and termination of contractual obligations of certain acquired companies. Our cash flows from operating activities can vary significantly from month to month, depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities.

        Our operating plan depends on us achieving significant increases in revenue and cash receipts and significant decreases in expenses. We expect that our revenue and cash receipts will increase as we continue to integrate the product and service offerings of our acquired businesses, and we intend to decrease some of our operating costs, primarily through workforce and payroll reductions. Based on these forecasts, we believe that our existing unrestricted cash and cash equivalents, accounts receivable, and new cash generated from our customers will be sufficient to fund our operations and capital requirements at least through December 31, 2002. There is a substantial risk, however, that our revenue and cash receipts will not grow at a sufficient rate, and that we will not be able to reduce our expenses to keep them in line with our revenue. If we are unable to meet our revenue and expense management goals, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

        We are also exploring a number of alternatives to generate cash, including acquiring other entities that have substantial cash balances, selling certain assets, and new debt or equity financings. Our pending acquisition of Viant is expected to increase our cash balance by approximately $80,000,000, net of acquisition costs. Other than our pending acquisition of Viant, we do not currently have in place any agreements to provide us any of these sources of funds, and additional funds may not be available to us on favorable terms, if they are available to us at all. In addition, any of these transactions also could result in significant equity dilution to the holders of our common stock at the time of the transaction, or later.

        Our outstanding contractual obligations, leasehold commitments, and outstanding debt balances as of March 31, 2002 are set forth in the following table. These amounts represent amounts due by us for the periods indicated under non-cancelable contracts, leases, and loan arrangements.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2002	2003	2004	2005 and After
Notes Payable in Cash or Common Stock	$4,894	$4,894	$—	$—	$—
Other Notes Payable	8,264	8,264	—	—	—
Long-Term Debt Payable in Cash or Common Stock	57,500	—	—	—	57,500
Other Long-Term Debt	7,518	2,340	1,366	1,311	2,501
Capital Lease Obligations	24,614	13,561	9,545	1,508	—
Operating Leases	151,503	23,332	25,478	21,186	81,507
Other Long-Term Obligations(1)	66,196	—	—	16,196	50,000
Other(2)	6,036	6,036	—	—	—

Total	$326,525	$58,427	$36,389	$40,201	$191,508

(1)
Includes obligations under our Alliance Agreement with Microsoft to purchase software products, consulting services, and product support services from Microsoft of $10,105,000 (which amount does not include additional purchases by or obligations of entities that we have acquired since our IPO); obligations to promote Microsoft solutions of $4,000,000 and open an accelerator facility in Seattle; and dedicate up to $50,000,000 in capital to projects and acquisitions that support, directly or indirectly, the Microsoft platform, with no time period specified. In connection with our acquisition of HostOne in October 2001, we agreed with Microsoft that we would use our best efforts to amend the Alliance Agreement to provide, among other things: that we will commit to be a Microsoft.NET partner and develop products and services that are coordinated with Microsoft's products and its .NET strategy; that we will identify other opportunities to promote Microsoft products; and that Microsoft will promote our products and services. In addition, includes an obligation to purchase computer equipment and software, storage solutions, and professional services from Compaq of $2,091,000 (which amount does not include additional purchases by or obligations of entities that we have acquired since our IPO) by July 2004.

(2)
Represents the potential net amount due to Mr. Szlam in connection with our acquisition of eshare in October 2001. Until April 23, 2003, Mr. Szlam has the right to sell to us, and we have a separate right to buy from Mr. Szlam, up to 11,388,000 shares of our common stock at a price of $0.53 per share. Amounts due as reflected in the table above assume a put by Mr. Szlam.

Recent Accounting Pronouncements

        As of January 1, 2002, we implemented SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment.

        In December 2001, the FASB staff issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred (Topic No. D-103), which is effective for fiscal years beginning after December 15, 2001. Topic D-103 requires that certain out-of-pocket expenses rebilled to customers be recorded as revenue versus an offset to the related expense. Effective January 1, 2002, we reflect rebilled expenses as revenue, in accordance with Topic No. D-103.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Equity Price Risk—At March 31, 2002, we had $2,577,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have recently experienced significant volatility. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 0.3% of our total assets at March 31, 2002.

        Interest Rate Risk—At March 31, 2002, we had $78,090,000 in cash and cash equivalents and restricted cash. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts, short-term treasury bills, and commercial paper. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value as well because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable rates at which the underlying notes bear interest.

        At March 31, 2002, we had $64,883,000 of notes payable and long-term debt carried at variable interest rates. A hypothetical 1% change in market rates of interest would not have a material effect on our net loss.

        Foreign Currency Exchange Risk—Our financial market risk includes risks associated with our acquisition of companies with operations outside the United States. This risk is mainly derived from our fourth quarter acquisitions of eshare, Open Market, RoweCom, and Eprise. Through March 31, 2002, we have recorded a $756,000 foreign currency translation adjustment in other comprehensive income as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency.

        Impairment Risk—At March 31, 2002, we had goodwill and other intangible assets of $283,059,000 related almost exclusively to our acquisition of companies in the fourth quarter of 2001 and the first quarter of 2002. We will assess the net realizable value of the assets acquired from these companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our capital investment. For the three months ended March 31, 2002, we incurred $1,711,000 of impairment charges, $1,461,000 of which related to our investment in equity-method and cost-method associated companies in our divine interVentures segment. In February 2002, we issued 2,159,074 shares of our class A common stock with a fair value of $1,403,000 in conjunction with the settlement of our collar agreement with Launchworks, an equity-method associated company since February 2000. The Company's investment in Launchworks was fully impaired as of December 31, 2001. We have no investments in equity- or cost-basis associated companies reflected on our balance sheet as of March 31, 2002. At March 31, 2002, we also had $7,801,000 and $22,546,000, respectively, of current and long-term facilities impairment, representing future cash payments we are obligated to make under operating leases, related mainly to facilities or portions of facilities that we are no longer utilizing. We may incur additional impairment charges in future periods.

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        In January 2002, we issued 14,002,643 shares of our class A common stock to a creditor of Northern Light Technology, LLC in connection with our acquisition of certain of the assets of Northern Light. Additionally, we issued to a vendor of Northern Light a warrant to purchase up to 120,065 shares of our class A common stock.

        In January 2002, we issued a warrant to purchase 1,100,000 shares of our class A common stock to Level 3 Communications, LLC in connection with the termination of an agreement concerning the purchase of co-location and bandwidth services from Level 3.

        In February 2002, we issued 4,427,683 shares of our class A common stock to the former stockholders of Perceptual Robotics, Inc. in connection with our acquisition of the 66.7% interest in Perceptual Robotics that we did not already own.

        In February 2002, we issued 365,020 shares of our class A common stock to certain former stockholders of NetUnlimited, Inc. in connection with our acquisition of the minority interest of NetUnlimited.

        In February 2002, we issued 769,231 shares of our class A common stock to Comerica Bank—California in connection with our acquisition of RWT Corporation (d/b/a RealWorld Technologies, Inc.).

        In February 2002, we issued 333,333 shares of our class A common stock to Dynegy Technology Capital Corp. upon resolution of a holdback established in connection with our 2001 acquisition of SageMaker, Inc.

        In February 2002, we issued 2,159,074 shares of our class A common stock to Launchworks inc. pursuant to a collar agreement that we entered into with Launchworks in February 2000.

        All of our class A common stock issued in the transactions described above were issued in transactions exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number	Description of Exhibit
2.1	Combination Agreement, dated as of March 12, 2002, between divine, inc. and Delano Technology Corporation (incorporated herein by reference to Exhibit 2.1 of divine's Report on Form 8-K filed March 14, 2002).
  (b)
  Reports on Form 8-K

        We filed a Report on Form 8-K, dated January 24, 2002, announcing the completion of our acquisition of Data Return Corporation.

        We filed a Report on Form 8-K, dated March 14, 2002, announcing that we had entered into an agreement and plan of merger with Delano Technology Corporation, pursuant to which Delano would become one of our wholly owned subsidiaries.

        We filed a Report on Form 8-K/A, dated March 28, 2002, to amend our Report on Form 8-K, dated July 12, 2001, to include the financial statements of Emicom Group, Inc. and the pro forma financial information reflecting the pro forma effect on our consolidated financial statements of our acquisitions of Emicom, Open Market, Inc., eshare communications, Inc., Eprise Corporation, and Data Return Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002.

DIVINE, INC.
/S/ MICHAEL P. CULLINANE Michael P. Cullinane Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

divine, inc. Form 10-Q INDEX
  PART I FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
divine, inc. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except share and per share data)
divine, inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
divine, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
divine, inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE