Form 10-Q
period 2002-06-30
DIVINE INC
filed 2002-08-14
CIK 1097516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At August 9, 2002, the registrant had outstanding an aggregate of 20,182,788 shares of class A common stock.

divine, inc.

Form 10-Q

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

divine, inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,866	$104,480
Restricted cash	23,689	32,566
Accounts receivable, net of allowance for doubtful accounts of $6,977 and $6,983	111,370	200,833
Available-for-sale securities	1,551	3,686
Notes receivable	—	332
Prepaid expenses	14,087	10,495
Deferred publisher costs	184,788	238,522
Other current assets	7,719	10,651

Total current assets	373,070	601,565
Property and equipment, net	54,322	44,335
Goodwill and other intangible assets, net of accumulated amortization of $11,787 and $4,097	281,672	211,075
Restricted cash	—	1,075
Other noncurrent assets	13,118	16,661

Total assets	$722,182	$874,711

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,962	$18,013
Publisher payables	35,856	70,703
Accrued payroll expenses	8,408	11,658
Accrued professional fees	3,417	3,804
Current portion of facilities impairment	7,719	7,723
Current portion of capital leases	15,673	899
Notes payable and current portion of long-term debt	11,945	39,738
Deferred revenue	257,887	303,663
Other accrued expenses and current liabilities	45,437	65,457

Total current liabilities	423,304	521,658
Long-term debt	57,669	63,294
Long-term facilities impairment	20,045	22,155
Capital leases	7,932	1,293
Other noncurrent liabilities	13,959	14,552
Stockholders' Equity:
Series B convertible preferred stock, $0.001 par value; 100,000 shares authorized; 22,941 and 0 shares issued and outstanding	22,941	—
Class A common stock, $.001 par value; 2,500,000,000 shares authorized; 19,248,135 and 14,856,358 shares issued; 18,461,677 and 14,639,912 shares outstanding	19	15
Additional paid-in capital	1,226,064	1,172,204
Unearned stock-based compensation	(8,793)	(16,654)
Accumulated other comprehensive loss	(8,854)	(3,861)
Treasury stock, at cost; 786,458 and 163,113 shares	(19,687)	(9,639)
Accumulated deficit	(1,012,417)	(890,306)

Total stockholders' equity	199,273	251,759

Total liabilities and stockholders' equity	$722,182	$874,711

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues:
Products	$125,587	$3,381	$235,759	$4,916
Services	37,970	57,900	74,127	66,122

Total revenues	163,557	61,281	309,886	71,038

Operating expenses:
Cost of revenues:
Products (exclusive of $(6), $10, $7 and $31 of amortization (recovery) of stock-based compensation)	95,995	2,144	175,710	2,995
Services (exclusive of $156, $187, $341 and $307 of amortization of stock-based compensation)	34,124	53,947	79,111	60,716

Total cost of revenues	130,119	56,091	254,821	63,711
Selling, general and administrative (exclusive of $1,300, $1,960, $2,921 and $5,016 of amortization of stock-based compensation)	56,974	36,477	113,197	68,188
Research and development (exclusive of $11, $77, $68 and $199 of amortization of stock-based compensation)	23,684	2,857	54,225	5,990
Bad debt expense (recovery)	(3,825)	1,492	(4,500)	2,595
Amortization of intangible assets	4,306	7,546	8,098	8,730
Acquired technology: in-process research and development	17	—	17	—
Impairment (recovery) of intangible and other assets	1,152	(232)	1,402	3,024
Amortization of stock-based compensation	1,461	2,234	3,337	5,553

Total operating expenses	213,888	106,465	430,597	157,791

Operating loss	(50,331)	(45,184)	(120,711)	(86,753)

Other income (expense):
Interest income	241	2,405	494	5,913
Interest expense	(1,740)	(1,060)	(3,934)	(1,336)
Other income, net	31	13,587	498	14,230

Total other income (expense)	(1,468)	14,932	(2,942)	18,807
Loss before minority interest, equity in losses of associated companies, (impairment) recovery of investment in equity and cost method companies, and extraordinary gain	(51,799)	(30,252)	(123,653)	(67,946)
Minority interest	—	1,055	—	3,875
Equity in losses of associated companies	—	(5,192)	—	(12,443)
(Impairment) recovery of investment in equity and cost method associated companies	524	(4,156)	(937)	(27,618)

Net loss before extraordinary gain	(51,275)	(38,545)	(124,590)	(104,132)
Extraordinary gain	60	—	2,479	—

Net loss applicable to common stockholders	$(51,215)	$(38,545)	$(122,111)	$(104,132)

Basic and diluted net loss per share before extraordinary gain	$(2.74)	$(6.67)	$(6.80)	$(18.65)
Extraordinary gain	—	—	0.13	—

Basic and diluted net loss per share applicable to common stockholders	$(2.74)	$(6.67)	$(6.67)	$(18.65)

Weighted average shares used in computing basic and diluted net loss per share	18,704,768	5,782,789	18,311,538	5,583,883

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common stock		Preferred stock
					Additional paid-in capital	Unearned stock-based compensation		Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
	Shares	Amount	Shares	Amount			Treasury stock
Balance at December 31, 2001	14,639,912	$15	—	$—	$1,172,204	$(16,654)	$(9,639)	$(890,306)	$(3,861)	$251,759
For the six months ended June 30, 2002 (unaudited)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(122,111)	—	(122,111)
Other comprehensive loss:
Unrealized holding loss during the period	—	—	—	—	—	—	—	—	(2,135)	(2,135)
Foreign currency translation	—	—	—	—	—	—	—	—	(2,858)	(2,858)

Total comprehensive loss										(127,104)

Issuance of Series B convertible preferred stock	—	—	22,941	22,941	—	—	—	—	—	22,941
Issuance of Class A common stock	3,977,831	4	—	—	50,572	—	—	—	—	50,576
Issuance of warrants in conjunction with acquisitions	—	—	—	—	151	—	—	—	—	151
Issuance of warrants to acquire the Company's common stock	—	—	—	—	822	—	(822)	—	—	—
Issuance of stock options in conjunction with acquisitions	—	—	—	—	6,076	—	—	—	—	6,076
Issuance of Class A common stock through the Employee Stock Purchase Plans	117,441	—	—	—	884	—	—	—	—	884
Issuance of Class A common stock through the exercise of stock options	349,777	—	—	—	331	—	—	—	—	331
Unearned stock-based compensation	—	—	—	—	—	(452)	—	—	—	(452)
Stock-based compensation	—	—	—	—	—	3,337	—	—	—	3,337
Recovery of unearned stock-based compensation	—	—	—	—	(4,976)	4,976	—	—	—	—
Purchase of treasury stock, at cost	(591,082)	—	—	—	—	—	(8,702)	—	—	(8,702)
Change in indirect ownership of shares of the Company's common stock owned by equity method associated companies	(32,263)	—	—	—	—	—	(524)	—	—	(524)

Balance at June 30, 2002 (unaudited)	18,461,677	$19	22,941	$22,941	$1,226,064	$(8,793)	$(19,687)	$(1,012,417)	$(8,854)	$199,273

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2002	Six months ended June 30, 2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(122,111)	$(104,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,851	14,376
Acquired technology: in-process research and development	17	—
Extraordinary gain	(2,479)	—
Stock-based compensation	3,337	5,553
Noncash compensation expense	—	2,903
Bad debt expense (recovery)	(4,500)	2,594
Equity in losses of associated companies	—	12,443
Gain on stock transactions of associated companies	—	(804)
Impairment charges	2,339	30,642
Minority interest	—	(3,875)
Loss (gain) on the sale of assets	(929)	76
Realized gain on sale of investment	—	(6,611)
Realized gain on sale of associated company	—	(7,255)
Changes in assets and liabilities, excluding effects from acquisitions:
Restricted cash	2,661	493
Accounts receivable	94,647	19,174
Prepaid expenses	1,015	533
Deferred publisher costs	64,715	—
Other assets	(9,339)	(13,413)
Accounts payable	12,054	216
Publisher payables	(40,896)	—
Accrued expenses and other liabilities	(20,757)	(3,168)
Deferred revenue	(62,320)	(1,946)

Net cash used in operating activities	(64,695)	(52,201)

Cash flows from investing activities:
Additions to property and equipment	(3,058)	(5,632)
Acquisition, sale and deconsolidation of ownership interests in associated companies, including cash acquired	3,533	6,651
Capitalized acquisition costs	(2,949)	—
Proceeds from the sale of property and equipment	1,648	27
Change in notes receivable	349	37

Net cash provided by (used in) investing activities	(477)	1,083

Cash flows from financing activities:
Proceeds from the issuance of preferred stock	22,941	—
Issuance of shares under Employee Stock Purchase Plans	884	332
Repayments of notes payable	(25,914)	(280)
Issuance of notes payable	—	281
Proceeds from the issuance of long-term debt	34	242
Repayments of long-term debt	(23)	(21)
Proceeds from the exercise of stock options	331	—
Repurchase and cancellation of exercised stock options	—	(3)
Purchase of treasury stock	(5,855)	(49)
Proceeds from repayments of stock subscription receivable	—	260

Net cash provided by (used in) financing activities	(7,602)	762

Effect of exchange rates on cash	(1,840)	—
Net decrease in cash and cash equivalents	(74,614)	(50,356)
Cash and cash equivalents at beginning of period	104,480	252,533

Cash and cash equivalents at end of period	$29,866	$202,177

Supplemental disclosures:
Interest paid	$2,593	$253
Noncash financing and investing activities:
Issuance of notes payable, stock, options, and warrants in conjunction with acquisitions	55,105	78,722
Retirement of notes receivable from exercise of stock options	—	2,249

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

  (a)  Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or for any future periods. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 1, 2002 as amended on Form 10-K/A on May 9, 2002.

  (b)  Reverse Stock Split

        In May 2002, the Company effected a 1 for 25 reverse stock split of its class A common stock. All share and per share data of the Company in the accompanying unaudited interim consolidated financial statements, and in these notes to the unaudited consolidated financial statements, give effect to the reverse stock split.

  (c)  Net Loss Per Share

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three and six month periods ended June 30, 2002 and 2001, potentially dilutive securities have not been included in the shares used to compute net loss per share.

        Had the Company reported net income for the three and six month periods ended June 30, 2002, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 3,233,591 and 3,387,223 common equivalent shares, respectively, assuming the exercise of all outstanding stock options; by 383,053 and 377,003 common equivalent shares, respectively, assuming the exercise of all outstanding warrants; and by 1,297,016 and 652,091 common equivalent shares, assuming the conversion of all outstanding convertible preferred stock.

        Had the Company reported net income for the three and six month periods ended June 30, 2001, the weighted average number of shares outstanding for those periods would have potentially been diluted by approximately 424,160 and 350,552 common equivalent shares, respectively, assuming the exercise of all outstanding stock options.

  (d)  Reclassifications

        Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2)  Business Combinations

  (a)  Acquisitions/Mergers

        In January 2002, the Company acquired 100% of the stock of Data Return Corporation, a provider of high-availability managed hosting services. The purchase price, for the purpose of purchase accounting for this transaction, consisted of $8,898,000 of cash payments related to acquisition costs and interim financing, and 2,982,028 shares of the Company's class A common stock, with a fair value of $34,137,000. In addition, the Company assumed or issued options and warrants to purchase 602,819 shares of the Company's class A common stock which are included as part of the purchase price paid for Data Return. The Black-Scholes fair value of these options and warrants was $5,948,000.

        In January 2002, through one of its wholly-owned subsidiaries, the Company acquired certain assets of Northern Light Technology LLC, a leading provider of search and content integration solutions, in exchange for 560,106 shares of the Company's class A common stock and the assumption of certain liabilities of Northern Light. In addition, the Company issued to a vendor of Northern Light a warrant to purchase up to 4,803 shares of the Company's class A common stock, at an exercise price of $14.50 per share. The exact number of shares for which the warrant will be exercisable has not yet been determined, and is subject to the amount of cash paid to the Company under a Development Agreement between the Company and that vendor.

        In February 2002, the Company acquired the 66.7% of Perceptual Robotics, Inc. that it did not already own in exchange for 177,108 shares of the Company's class A common stock and $55,000 in cash.

        In February 2002, the Company acquired the minority interest of Net Unlimited, Inc. in exchange for 14,601 shares of the Company's class A common stock.

        In February 2002, the Company acquired 100% of RWT Corporation (d/b/a RealWorld Technologies, Inc.), a leading provider of production management and tracking software, in exchange for 30,769 shares of the Company's class A common stock.

        In April 2002, the Company acquired Denalii Inc., a provider of content management solutions for the Asian market, in exchange for 60,190 shares of the Company's class A common stock. The Company also provided $1,016,000 of interim financing to Denalii. In addition, the Company granted options to purchase a total of 19,600 shares of the Company's class A common stock to certain continuing employees of Denalii and the Company agreed to issue a maximum of $5,600,000 of the Company's class A common stock if the acquired Denalii business meets certain revenue thresholds in 2002.

        During the six months ended June 30, 2002, in conjunction with the Company's transactions related to Northern Light, Perceptual Robotics, Net Unlimited, RWT, and Denalii as described herein, the purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of $1,444,000 of cash payments (including acquisition costs and interim financing), 842,774 shares of the Company's class A common stock, with a fair value of $14,672,000, and options to purchase 19,600 shares of the Company's class A common stock, with a Black-Scholes fair value of $256,000. Additionally, in conjunction with the Northern Light acquisition, the Company has granted a warrant to purchase up to 4,803 shares of the Company's class A common stock which is included as part of the purchase price paid for the assets of Northern Light. The Black-Scholes fair value of this warrant, assuming it will be exercisable for the maximum number of shares, was $23,000.

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

        The following table presents information (in thousands) concerning the purchase price allocations for acquisitions completed during the six months ended June 30, 2002.

Company	Purchase Price	Fair Value of Tangible Net Assets Acquired (Net Liabilities Assumed)	Developed Technology	Unearned Stock-Based Compensation	Extraordinary Gain	Goodwill
	(in thousands)
Data Return	$48,983	$(16,110)	$—	$452	$—	$64,641
Others	16,395	4,927	9,711	—	(2,479)	4,236

	$65,378	$(11,183)	$9,711	$452	$(2,479)	$68,877

Developed technology is amortized over the useful life of the technology, which ranges from two to four years. The extraordinary gain represents the excess of the fair value of the net current assets acquired over the fair value of the Company's purchase price related to the Company's acquisition of Perceptual Robotics.

        The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition. The following table summarizes the estimated fair value (in thousands) of the tangible net assets acquired at the date of acquisition for the acquisitions completed during the six months ended June 30, 2002.

	Data Return	Others
	(in thousands)
Current assets	$9,584	$9,477
Fixed assets	9,706	130
Other non-current assets	—	29

Total tangible assets acquired	19,290	9,636
Current liabilities	25,389	4,709
Non-current liabilities	10,011	—

Total liabilities assumed	35,400	4,709

Tangible net assets acquired (net liabilities assumed)	$(16,110)	$4,927

        As of January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. For the six months ended June 30, 2001, the Company recorded amortization expense of $9,878,000 related to goodwill and certain intangible assets, as well as net excess investment over the equity in net assets of equity-method associated companies, that would not have been amortized if SFAS No. 142 had been adopted as of January 1, 2001. Had the Company not recorded these amortization expenses, net loss and basic and diluted loss per share for the six months ended June 30, 2001 would have been $94,254,000 and $16.88, respectively. Detail about the Company's intangible assets is as follows:

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Developed technology	$66,559	$(11,674)	$57,310	$(3,976)
Other intangible assets	400	(113)	615	(121)
Unamortized intangible assets:
Goodwill	226,500	—	157,247	—

  (b)  Sales/Terminations

        In February 2002, the Company sold 51% of its interest in mindwrap, Inc. to mindwrap LLC for nominal consideration. Additionally, the Company entered into a General Release and Operating Agreement wherein mindwrap LLC paid the Company $766,000, which constitutes payment in full for all amounts due and owing to the Company from or arising out of the Company's ownership and control of mindwrap, Inc. prior to the closing date. In exchange, the Company released mindwrap LLC from any current or future liability arising from any condition existing prior to the closing date. The Company also entered into a Joint Ownership Conveyance Agreement with mindwrap LLC wherein the Company will receive a perpetual, royalty-free, transferable joint ownership interest in certain mindwrap software and other intellectual property.

  (c)  Pro Forma Impact of Acquisitions

        During the year ended December 31, 2001, the Company acquired 100% of eshare communications, Inc., Eprise Corporation, RoweCom Inc., and Open Market, Inc. ("the pro forma acquisitions"). The following unaudited pro forma financial information for the six months ended June 30, 2001 presents the consolidated operations of the Company as if the acquisitions had been made on January 1, 2001, after giving effect to certain adjustments, including amortization of certain intangible assets actually recorded by the Company as part of the purchase accounting for the pro forma acquisitions as of the respective acquisition dates. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the pro forma acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense related to these acquisitions. Other acquisitions made during 2001 and during the six months ended June 30, 2002 have been excluded from the unaudited pro forma financial information because their effects would be immaterial. The unaudited pro forma financial information is provided for informational purposes only and should not be construed to be indicative of the Company's consolidated results of operations had the 2001 acquisitions been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

Six Months Ended June 30, 2001
(in thousands, except per share data)
Revenues	$246,021
Net loss applicable to common stockholders	(162,230)
Basic and diluted net loss per share applicable to common stockholders	$(29.05)

(3)  Equity Financing

        In May 2002, the Company entered into a securities purchase agreement with a group of investors led by Oak Investment Partners (Oak), whereby the investors have purchased, or have agreed to purchase, shares of the Company's Series B and Series B-1 convertible preferred stock. The agreement was amended in July 2002. Pursuant to the original agreement, the Company received an aggregate of $22,941,000 in May and June 2002 in exchange for 22,941 shares of the Company's series B convertible preferred stock, each of which is convertible into a number of shares of the Company's common stock determined by dividing the $1,000 per share purchase price of the Company's Series B convertible preferred stock by the conversion price of $6.00 per share of the Company's common stock. Pursuant to the amended agreement, the Company expects to receive an additional $38,000,000, net of issuance costs, in the second and final round of funding in September 2002 in exchange for 38,659 shares of the Company's series B-1 convertible preferred stock, each of which is convertible into a number of shares of the Company's common stock determined by dividing the $1,000 per share purchase price of the Company's Series B-1 convertible preferred stock by the conversion price of the Company's common stock, which will be no less than $1.50 per share, and no greater than $5.00 per share. Receipt of the second round of funding is subject to a number of customary closing conditions, including approval of the Company's stockholders, all of which may be waived by the investors. The Series B convertible preferred stock was originally not included in stockholders' equity because the investors had the ability to redeem their investment in the event that the Company had not terminated a potential $50,000,000 obligation under its Alliance Agreement with Microsoft Corporation. However, in July 2002, the Company terminated that Alliance Agreement and signed a new Alliance Agreement with Microsoft, which eliminated the $50,000,000 obligation mentioned above. Consequently, the Company is classifying the Series B convertible preferred stock as equity in its unaudited consolidated balance sheet as of June 30, 2002.

(4)  Impairment Charges

        For the six months ended June 30, 2002, the Company recorded impairment charges on intangible and other assets of $1,402,000 resulting mainly from additional charges related to certain acquired companies that were previously written off. Of this amount, $467,000 represents the fair value of 53,000 shares of divine common stock that were issued in connection with an earnout agreement related to the Company's 2001 acquisition of SageMaker, Inc. Additionally, for the six months ended June 30, 2002, the Company recorded $937,000 of impairment of investment in equity method and cost method associated companies. These charges represent mainly the fair value of 86,363 shares of the Company's class A common stock that were issued in February 2002 as partial settlement of an obligation of the Company pursuant to the Company's collar agreement with Launchworks, net of the fair value of the portion of these shares recorded as treasury stock because the Company maintains an equity ownership in Launchworks. This collar agreement was entered into in conjunction with the Company's investment in Launchworks in August 2000. The Company had completely written off its investment in Launchworks as of December 31, 2001.

(5)  Segment and Geographic Information

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

        Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results for the six months ended June 30, 2002 and June 30, 2001 are as follows:

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$309,886	$—	$309,886	$68,566	$2,124	$70,690
Intersegment revenue	—	—	—	761	—	761

	$309,886	$—	309,886	$69,327	$2,124	71,451
Eliminations			—			(413)

Total revenues			$309,866			$71,038

Net loss applicable to common stockholders	$(121,174)	$(937)	$(122,111)	$(65,950)	$(38,182)	$(104,132)

        The Company's business is conducted on a global basis, with the principal markets for the Company's products and services located in the United States. For the six months ended June 30, 2002, the Company recorded revenues of $309,886,000. Of these revenues, $205,239,000 were generated in the United States, $51,840,000 were generated in France, and $52,807,000 were generated in other foreign countries. Revenues are attributed to countries based on the location of the sales group, as well as the country of domicile of the sales contract.

(6)  Subsequent Events

        In July 2002, the Company acquired Delano Technology Corporation, a Toronto-based marketing solutions company offering state-of-the-art interaction-based e-business and CRM solutions. In connection with the acquisition, the Company issued, or will issue, a total of 2,080,879 shares of its class A common stock. In addition, the Company plans to issue options to purchase approximately 71,313 shares of the Company's class A common stock to certain continuing employees of Delano.

        In July 2002, the Company amended its definitive agreement to acquire Viant Corporation, a professional services organization providing business solutions and industry insight to help clients leverage assets for better business performance. The Company expects to issue approximately 2,898,000 shares of the Company's class A common stock in connection with the acquisition. Consummation of the merger is subject to a number of closing conditions, including approval of the merger by Viant's stockholders.

        In August 2002, Kevin Nater resigned from the Company's board of directors. Mr. Nater was nominated to the board of directors by Dell USA L.P, pursuant to the terms of their investment in the Company. Dell has the right to name a replacement board member for Mr. Nater. As of the date of this filing, no replacement has been named.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We provide extended enterprise solutions for our base of over 20,000 customers. We offer Web-based software and technology that allows the critical business units and functional areas of our clients to operate in a more cohesive manner. We also offer the services necessary to deploy these software solutions and to integrate them with existing software and technical systems. Our product and service offerings allow us to provide a comprehensive solution for our clients and we offer our customers a single point of accountability, as our solutions extend across the enterprise. Our extended enterprise solution is comprised of the following key components:

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

        Through integrating the products and services of acquired companies into our infrastructure, we extend a broader array of offerings and deliver greater value to all our constituencies. We introduce combined product suites to gain financial and market leverage from incremental revenue and the operational efficiencies of integration.

        Since April 1, 2002, we have completed, or entered into agreements to complete, several acquisitions, including:

  Completed Acquisitions

  •
  April 2002, Denalii, Inc.—a provider of content management solutions for the Asian market. We believe the acquisition of Denalii enhances our content solutions and expands our market reach in Asia.

  •
  July 2002, Delano Technology Corporation—a provider of customer relationship management software that incorporates advanced analytics with interaction capabilities on a flexible and scalable technology platform.

  Pending Acquisitions

  •
  April 2002, Viant Corporation—agreed to be acquired by us in a stock-based transaction that is subject to the approval of Viant's stockholders. Viant is a professional services organization providing business solutions, and industry insight and understanding to help clients leverage assets for better business performance.

        We anticipate that the integration of these companies into our products and services offering will enhance our combination of professional services, software services, and managed services to our customers.

        In addition to these acquisitions, we entered into a securities purchase agreement with a group of investors led by Oak Investment Partners (Oak) in May 2002, which was amended in July 2002. Pursuant to this agreement, we received an aggregate of $22,941,000 in May and June 2002. We expect to receive an additional $38,000,000, net of issuance costs, in the second and final round of this financing in September 2002 in exchange for 38,569 shares of our Series B-1 convertible preferred stock. Receipt of this second round of funding is subject to a number of customary closing conditions, including approval of our stockholders, all of which may be waived by the investors.

Effect of Various Accounting Methods on the Consolidated Financial Statements

        We have held ownership interests in many associated companies since our inception. Since February 2001, our acquisitions have been almost exclusively acquisitions of 100% of the stock of certain companies that fit our operating strategy. The following discussion regarding various methods of accounting is meant to explain how we accounted for investments in associated companies focused on e-business and vertical markets, which accounted for the majority of our consolidated operations for the three and six months ended June 30, 2001. These companies were considered part of our divine interVentures portfolio throughout 2001. The significance of the operations of these associated companies on our consolidated operations decreased throughout 2001, and as of December 31, 2001, we had completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities.

  Consolidation

        Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company. As of June 30, 2002 we did not reflect any minority interest liability on our consolidated balance sheet. The results of operations of our consolidated associated companies are reflected in our consolidated financial statements from the acquisition date of the related company.

  Equity Method

        Associated companies in which we own 50% or less of the outstanding voting power, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage, and voting rights associated with our holdings in the associated company. With respect to our current associated companies, if we own at least 20%, but not more than 50%, of the outstanding voting power of an associated company, we account for our interest under the equity method. Under the equity method of accounting, an associated company's results of operations are not reflected within our consolidated operating results. However, our share of the earnings or losses of that associated company is identified as "equity in losses of associated companies" in our consolidated statement of operations.

        The net effect of an associated company's results of operations on our results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because, under each of these methods, only our share of the earnings or losses of an associated company is reflected in the net loss in our consolidated statement of operations. However, the presentation of the consolidation method differs dramatically from the equity method of accounting. The consolidation method presents associated company results in the applicable line items within our consolidated financial statements. In contrast, the equity method of accounting presents associated company results in a single category, "equity in losses of associated companies" within our consolidated statement of operations. Because we wrote off our remaining investments in equity-method associated companies in 2001, our consolidated statements of operations for the three and six months ended June 30, 2002 do not reflect any "equity in losses of associated companies".

  Cost Method

        Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings and losses of these companies is not included in our consolidated statements of operations unless earnings or losses are distributed.

        We record our ownership interest in equity securities of our associated companies accounted for under the cost method at the lesser of cost or fair value. Those cost method associated companies that have readily determinable fair values based on quoted market prices are classified in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities.''

Results of Operations

  Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

  General

        Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services and hosting segment encompasses the operations surrounding our core strategy of delivering integrated web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Beginning in 2001, we changed our business strategy from being an Internet holding company engaged in business-to-business e-commerce through our community of associated companies to becoming a leader in Web-based solutions for the extended enterprise. Our operations for the three months ended June 30, 2002 were considerably different than our operations for the three months ended June 30, 2001. This is because nearly all of our acquisitions made in conjunction with our new strategy, including our acquisitions of RoweCom Inc., eshare communications, Inc., Open Market, Inc., Eprise Corporation, and Data Return Corporation were made subsequent to June 30, 2001. These acquisitions have provided us with a larger customer base and an increased revenue stream. Because of our change in strategy and the numerous acquisitions we have completed in the last twelve months, our core business operations have changed substantially enough to make a comparison of our operations for the three months ended June 30, 2002 to our operations for the three months ended June 30, 2001 almost meaningless.

  Revenues

        We generated revenues totaling $163,557,000 for the three months ended June 30, 2002, all of which were generated by our software, services, and hosting segment. This represents an increase of $102,276,000 over revenues of $61,281,000 for the three months ended June 30, 2001. The total revenues for the three months ended June 30, 2002 included $125,587,000 from the sale of products. Product revenues included $85,667,000 from sales of content, $22,605,000 from software sales contracts, and $17,290,000 from managed services. Revenue from software sales contracts included $8,601,000 related to our CIM Telephony software, $7,213,000 related to our Enterprise Content Manager software, $3,105,000 related to our Enterprise Content Center software, $2,505,000 related to our Collaboration software, and $1,180,000 related to our CIM Internet software.

        Total revenues for the three months ended June 30, 2002 also included $37,970,000 from the sale of services, generated exclusively from our Professional Services Organization. Services revenues included $30,058,000 from consulting services, $4,261,000 from divine Product Solutions Group, and $1,912,000 from Technology Information Services.

        Revenues for the three months ended June 30, 2001 included $3,381,000 from the sale of products, all of which were generated by our software, services and hosting segment. Product revenues included $2,796,000 from software sales contracts and $585,000 from sales of computer hardware. The total revenues also included $57,900,000 from the sale of services, generated almost exclusively from the operations of our Professional Services Organization, which accounted for $56,088,000 of service revenues.

  Cost of Revenues

        For the three months ended June 30, 2002, our cost of revenues totaled $130,119,000, exclusive of $150,000 of amortization of stock-based compensation. This is an increase of $74,028,000 over the $56,091,000 (exclusive of $197,000 of amortization of stock-based compensation) cost of revenues we incurred for the three months ended June 30, 2001. Cost of revenues for the three months ended June 30, 2002 included $95,995,000 of direct costs of providing products, which consisted primarily of $79,497,000 of content costs, $7,429,000 of office and computer supplies, $3,576,000 of salaries and related benefits, and $3,273,000 of rent and facilities services. Cost of revenues for 2002 also included $34,124,000 of direct costs of providing services, which consisted principally of $25,223,000 of salaries and benefits, $3,400,000 of rent and facilities services and $1,119,000 of depreciation expense.

        Costs of revenues for the three months ended June 30, 2001 included $53,947,000 of direct costs of providing services, which consisted principally of $52,464,000 of salaries and related benefits, $613,000 of rent and facilities services, and $155,000 of depreciation and amortization. Cost of revenues for 2001 also included $2,144,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

        For the three months ended June 30, 2002, we incurred selling, general, and administrative expenses of $56,974,000, exclusive of $1,300,000 of amortization of stock-based compensation. This represents an increase of $20,497,000 over the $36,477,000 (exclusive of $1,960,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the three months ended June 30, 2001. These expenses for the three months ended June 30, 2002 consisted primarily of $33,333,000 of employee salaries and related benefits, $6,871,000 of fees for professional services, including legal, consulting, and accounting, $6,487,000 of depreciation and amortization, $3,019,000 of office and computer supplies, and $1,718,000 of rent and facilities services.

        Selling, general, and administrative expenses for the three months ended June 30, 2001 consisted primarily of $16,233,000 of employee benefits and related compensation, $4,661,000 of facility costs, consisting primarily of rent expense, $4,019,000 of travel costs, $2,440,000 of depreciation expense, and $2,345,000 of fees for professional services, including legal, consulting, and accounting.

  Research and Development Expenses

        For the three months ended June 30, 2002, we incurred research and development expenses of $23,684,000, exclusive of $11,000 of amortization of stock-based compensation. This represents an increase of $20,827,000 over the $2,857,000 (exclusive of $77,000 of amortization of stock-based compensation) of research and development expenses for the three months ended June 30, 2001. Research and development expenses for the three months ended June 30, 2002 consisted primarily of $16,940,000 of employee salaries and related benefits and $2,993,000 of facility costs, consisting primarily of rent. Research and development expenses for the three months ended June 30, 2001 consisted primarily of $2,642,000 of employee benefits and related compensation.

  Bad Debt Expense (Recovery)

        For the three months ended June 30, 2002, we recorded a net bad debt recovery of $3,825,000 as compared to $1,492,000 of bad debt expense recorded for the three months ended June 30, 2001. The net bad debt recovery for the three months ended June 30, 2002 related mainly to the collection of accounts receivable written off in the fourth quarter of 2001.

  Amortization of Intangible Assets

        For the three months ended June 30, 2002, we incurred amortization expense of $4,306,000 on our intangible assets. This represents a decrease of $3,240,000 from the $7,546,000 of amortization expense recorded by us for the three months ended June 30, 2001. The decrease is attributable mainly to a reduction in amortization related to the impairment of intangible assets in the fourth quarter of 2001 and our implementation in January 2002 of SFAS No. 142, under which goodwill and various other intangible assets are no longer amortized, offset partially by intangible assets recorded in conjunction with acquisitions we made in the fourth quarter of 2001.

  Impairment of Intangible and Other Assets

        For the three months ended June 30, 2002, we recorded impairment charges of $1,152,000 related mainly to additional charges related to acquired companies that were previously written off. Of this amount, $467,000 represents the fair value of 53,000 shares of divine common stock that were issued in connection with an earnout agreement related to the Company's 2001 acquisition of SageMaker. We recorded an impairment recovery of $232,000 for the three months ended June 30, 2001.

  Amortization of Stock-Based Compensation

        For the three months ended June 30, 2002, we incurred a non-cash expense of $1,331,000 related to the issuance, prior to our Initial Public Offering (IPO), of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of our class A common stock on the dates of grant. Additionally, we incurred a non-cash expense of $224,000 related to the issuance of stock options, as part of our acquisitions of Eprise and Data Return, with exercise prices lower than the fair value of our class A common stock on the dates of the grant. Also for the three months ended June 30, 2002, we recovered $94,000 of previously recognized compensation expense related to non-vested options of terminated employees.

        For the three months ended June 30, 2001, we incurred a non-cash expense of $2,207,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of our class A common stock on the dates of grant. Additionally, we incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the three months ended June 30, 2001, we recovered $105,000 of previously recognized compensation expense related to options of terminated employees that had not vested, and we repurchased a total of 1,967 shares of restricted class A common stock that were previously exercised by terminated employees.

  Interest Income and Expense

        Interest income for the three months ended June 30, 2002 was $241,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $2,164,000 from the $2,405,000 of interest income earned during the three months ended June 30, 2001, which was also earned from the investment of our available cash balances. Interest expense for the three months ended June 30, 2002 was $1,740,000 and was incurred primarily from our long-term debt. This is an increase of $680,000 from the $1,060,000 of interest expense incurred during the three months ended June 30, 2001, which was also incurred primarily from our long-term debt.

  Other Income (net)

        Other income (net) for the three months ended June 30, 2002 was $31,000. This represents a decrease of $13,556,000 from the $13,587,000 of other income (net) earned during the three months ended June 30, 2001. Other income for the three months ended June 30, 2001 was earned primarily from the sale of our investments in Farms and Sequoia Software Corporation, which resulted in realized gains of approximately $7,225,000 and $6,611,000, respectively.

  Income Taxes

        We recorded no income tax provision or benefit for the three months ended June 30, 2002 or the three months ended June 30, 2001. Because we have no history of taxable income through June 30, 2002, the tax benefit associated with our net losses has been fully reserved. As of June 30, 2002, we had total net operating loss carryforwards of $173,586,000, of which $125,078,000 may be utilized by us to reduce future consolidated taxable income, if any. Of the total net operating loss carryforwards, $47,000 are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be substantially limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire from 2019 through 2022.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of June 30, 2002.

  Minority Interest

        Minority interest of $0 and $1,055,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the three months ended June 30, 2002 and the three months ended June 30, 2001, respectively.

  Equity in Losses of Associated Companies

        Because we had written off, as of December 31, 2001, all of our investments in associated companies accounted for under the equity method of accounting, we recorded no equity in losses of associated companies for the three months ended June 30, 2002. We recorded $4,500,000 in net losses for the three months ended June 30, 2001. Equity in losses of associated companies also included amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $692,000 for the three months ended June 30, 2001.

  Impairment/Recovery of Investment in Equity and Cost Method Associated Companies

        For the three months ended June 30, 2002, we recovered impairment charges of $524,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. We recorded impairment charges of $4,156,000 during the three months ended June 30, 2001.

  Extraordinary Gain

        For the three months ended June 30, 2002, we reported an extraordinary gain of $60,000, which represented an adjustment to the extraordinary gain related to our first quarter acquisition of the outstanding equity of Perceptual Robotics that we did not already own. We did not report an extraordinary gain for the three months ended June 30, 2001.

  Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

  General

        Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Beginning in 2001, we changed our business strategy from being an Internet holding company engaged in business-to-business e-commerce through our community of associated companies to becoming a leader in Web-based solutions for the extended enterprise. Our operations for the six months ended June 30, 2002 were considerably different than our operations for the six months ended June 30, 2001. This is because nearly all of our acquisitions made in conjunction with our new strategy, including our acquisitions of RoweCom Inc., eshare communications, Inc., Open Market, Inc., Eprise Corporation, and Data Return Corporation were made subsequent to June 30, 2001. These acquisitions have provided us with a larger customer base and an increased revenue stream. Because of our change in strategy and the numerous acquisitions we have completed in the last twelve months, our core business operations have changed substantially enough to make a comparison of our operations for the six months ended June 30, 2002 to our operations for the six months ended June 30, 2001 almost meaningless.

  Revenues

        We generated revenues totaling $309,886,000 for the six months ended June 30, 2002, which is an increase of $238,848,000 over revenues of $71,038,000 for the six months ended June 30, 2001. The total revenues for the six months ended June 30, 2002 included $235,759,000 from the sale of products. Product revenues included $160,275,000 from the sales of content, $40,971,000 from software sales contracts and $34,108,000 from managed services. Revenue from software sales contracts included $17,408,000 related to our CIM Telephony software, $11,265,000 related to our Enterprise Content Management software, $5,634,000 related to our Enterprise Content Center software, $3,669,000 related to our Collaboration software, and $2,689,000 related to our CIM Internet software.

        The total revenues also included $74,127,000 from the sale of services, generated exclusively from our Professional Services Organization. Services revenues included $60,168,000 from consulting services, $7,846,000 from divine Product Solutions Group, and $4,374,000 from Technology Information Services.

        Revenues for the six months ended June 30, 2001 included $4,916,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $3,625,000 from software sales contracts and $1,291,000 from sales of computer hardware. The total revenues also included $66,122,000 from the sale of services, including $64,014,000 from our software, services and hosting segment and $2,108,000 from our divine interVentures segment. Service revenues from our software, services, and hosting segment included $56,088,000 from the operations of our Professional Services Organization, and $7,926,000 from operations exclusive of our Professional Services Organization including $3,357,000 from Web design services, $2,135,000 from facilities management and $1,260,000 from hosting services. Services revenues from our divine interVentures segment included $1,891,000 from inventory management services.

  Cost of Revenues

        For the six months ended June 30, 2002, our cost of revenues were $254,821,000, exclusive of $348,000 of amortization of stock-based compensation. This is an increase of $191,110,000 over the $63,711,000 (exclusive of $338,000 of amortization of stock-based compensation) cost of revenues we incurred for the six months ended June 30, 2001. Cost of revenues for the six months ended June 30, 2002 included $175,710,000 of direct costs of providing products, which consisted primarily of $143,825,000 of content costs, $12,290,000 of office and computer supplies, $8,358,000 of salaries and related benefits, and $6,814,000 of rent and facilities services. Cost of revenues for 2002 also included approximately $79,111,000 of direct costs of providing services, which consisted principally of $61,278,000 of salaries and benefits, $7,184,000 of rent and facilities services and $2,256,000 of depreciation expense.

        Cost of revenues for the six months ended June 30, 2001 included $60,716,000 of direct costs of providing services, which consisted principally of $56,593,000 of salaries and related benefits, $1,823,000 of rent and facilities services and $636,000 of depreciation and amortization. Cost of revenues for the six months ended June 30, 2001 also included $2,995,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

        For the six months ended June 30, 2002, we incurred selling, general, and administrative expenses of $113,197,000, exclusive of $2,921,000 of amortization of stock-based compensation. This represents an increase of $45,009,000 over the $68,188,000 (exclusive of $5,016,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the six months ended June 30, 2001. These expenses for the six months ended June 30, 2002 consisted primarily of $66,845,000 of employee salaries and related benefits, $12,480,000 of depreciation and amortization, $11,088,000 of fees for professional services, including legal, consulting, and accounting, $7,098,000 of office and computer supplies, $4,137,000 of marketing expenses, and $3,164,000 of rent and facilities services.

        Selling, general, and administrative expenses for the six months ended June 30, 2001 consisted primarily of $32,245,000 of employee salaries and related benefits, $8,135,000 of facility costs, consisting primarily of rent expense, $5,420,000 of fees for professional services, including legal, consulting, and accounting, $6,798,000 of travel costs, and $4,878,000 of depreciation expense.

  Research and Development Expenses

        For the six months ended June 30, 2002, we incurred research and development expenses of $54,225,000, exclusive of $68,000 of amortization of stock-based compensation. This represents an increase of $48,235,000 over the $5,990,000 (exclusive of $199,000 of amortization of stock-based compensation) of research and development expenses for the six months ended June 30, 2001. Research and development expenses for the six months ended June 30, 2002 consisted primarily of $37,060,000 of employee benefits and related compensation and $6,962,000 of facility costs, consisting primarily of rent. Research and development expenses for the six months ended June 30, 2001 consisted primarily of $2,642,000 of employee benefits and related compensation.

  Bad Debt Expense (Recovery)

        For the six months ended June 30, 2002, we recorded a net bad debt recovery of $4,500,000 as compared to $2,595,000 of bad debt expense recorded for the six months ended June 30, 2001. The net bad debt recovery for the six months ended June 30, 2002 related mainly to the collection of accounts receivable written off in the fourth quarter of 2001.

  Amortization of Intangible Assets

        For the six months ended June 30, 2002, we incurred amortization expense of $8,098,000 on our intangible assets. This represents a decrease of $632,000 from the $8,730,000 of amortization expense we recorded for the six months ended June 30, 2001. The decrease is attributable mainly to a reduction in amortization related to the impairment of intangible assets in the fourth quarter of 2001 and our implementation in January 2002 of SFAS No. 142, under which goodwill and various other intangible assets are no longer amortized, offset partially by intangible assets recorded in conjunction with acquisitions we made in the fourth quarter of 2001.

  Impairment of Intangible and Other Assets

        For the six months ended June 30, 2002, we recorded impairment charges of $1,402,000 relating mainly to additional charges related to acquired companies that were previously written off. Of this amount, $467,000 represents the fair value of 53,000 shares of divine common stock that were issued in connection with an earnout agreement related to the Company's 2001 acquisition of SageMaker. We recorded impairment charges of $3,024,000 during the six months ended June 30, 2001.

  Amortization of Stock-Based Compensation

        For the six months ended June 30, 2002, we incurred a non-cash expense of $3,388,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of the class A common stock on the dates of grant. Additionally, we incurred a non-cash expense of $224,000 related to the issuance of stock options, as part of our acquisitions of Eprise and Data Return, with exercise prices lower than the fair value of the class A common stock on the dates of the grant. Also for the six months ended June 30, 2002, we recovered $275,000 of previously recognized compensation expense related to non-vested options of terminated employees.

        For the six months ended June 30, 2001, we incurred a non-cash expense of $5,745,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of the class A common stock on the dates of grant. Additionally, we incurred a one-time charge of $279,000 related to shares issued in conjunction with our acquisition of SageMaker, and we incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the six months ended June 30, 2001, we recovered $603,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 3,434 shares of restricted class A common stock which were previously exercised by terminated employees.

  Interest Income and Expense

        Interest income for the six months ended June 30, 2002 was $494,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $5,419,000 from the $5,913,000 of interest income earned during the six months ended June 30, 2001, which was also earned from the investment of our available cash balances. Interest expense for the six months ended June 30, 2002 was $3,934,000 and was incurred primarily from our long-term debt. This is an increase of $2,598,000 from the $1,336,000 of interest expense incurred during the six months ended June 30, 2001, which was also incurred primarily from our long-term debt.

  Other Income (net)

        Other income (net) for the six months ended June 30, 2002 was approximately $498,000. This represents a decrease of $13,732,000 from the $14,230,000 of other income (net) earned during the six months ended June 30, 2001. Other income for the six months ended June 30, 2002 consisted primarily of gains of $526,000 on disposal of assets and an investment gain of $215,000 in connection with our investment in i-Fulfillment, Inc., which filed for bankruptcy in 2001. We had previously written off our entire investment in i-Fulfillment, and in January 2002, we received proceeds from the bankruptcy in the amount of $215,000. Additionally we recorded other expenses, net, of $243,000. Other income for the six months ended June 30, 2001 was earned primarily from the sale of our investments in Farms and Sequoia Software Corporation, which resulted in realized gains of approximately $7,225,000 and $6,611,000, respectively.

  Income Taxes

        We recorded no income tax provision or benefit for the six months ended June 30, 2002 or the six months ended June 30, 2001. Because we have no history of taxable income through June 30, 2002, the tax benefit associated with our net losses has been fully reserved. As of June 30, 2002, we had total net operating loss carryforwards of approximately $173,586,000 of which approximately $125,078,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $47,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, such carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards may be substantially limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire from 2019 through 2022.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of June 30, 2002.

  Minority Interest

        Minority interest of $0 and $3,875,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the six months ended June 30, 2002 and the six months ended June 30, 2001, respectively.

  Equity in Losses of Associated Companies

        Because we had written off, as of December 31, 2001, all of our investments in associated companies accounted for under the equity method of accounting, we recorded no equity in losses of associated companies for the six months ended June 30, 2002. We recorded $7,752,000 in net losses for the six months ended June 30, 2001. Equity in losses of associated companies also included amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $4,691,000 for the six months ended June 30, 2001.

  Impairment of Investment in Equity and Cost Method Associated Companies

        For the six months ended June 30, 2002, we recorded impairment charges of $937,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. We recorded impairment charges of $27,618,000 during the six months ended June 30, 2001.

  Extraordinary Gain

        For the six months ended June 30, 2002, we reported an extraordinary gain of $2,479,000, which related to our acquisition of the outstanding equity of Perceptual Robotics that we did not already own. This extraordinary gain represented the excess of the fair value of the net assets acquired over the fair value of the consideration we paid in conjunction with this acquisition. We did not report an extraordinary gain for the three months ended June 30, 2001.

Summary of Currently Expected Fixed Charges

        The following table summarizes the fixed charges as of June 30, 2002 that we currently expect to incur throughout the remainder of 2002 and over the next three years for amortization of our identifiable intangible assets and unearned stock-based compensation:

	Year
Amortization of:
	2002	2003	2004	2005
Identifiable Intangible Assets	$8,599	$16,623	$16,623	$13,327
Unearned Stock-Based Compensation(1)	3,244	5,216	333	—

Total	$11,843	$21,839	$16,956	$13,327

(1)
These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees which are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our stock.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents, current restricted cash, and available-for-sale securities of $55,106,000, which represented a decrease of $85,626,000 from $140,732,000 as of December 31, 2001, and a decrease of $25,561,000 from $80,667,000 as of March 31, 2002. The net decrease in cash and cash equivalents for the three months ended June 30, 2002 was due primarily to net cash used in operating activities of $64,695,000, net cash used to repay notes payable of $25,914,000, net cash provided by the issuance of preferred stock of $22,941,000, net cash used to acquire treasury stock of $5,855,000, net cash provided by the acquisition, sale, and deconsolidation of ownership interests in associated companies of $3,533,000, and cash used to acquire property and equipment of $3,058,000.

        As of June 30, 2002, we had a $40,000,000 line of credit with LaSalle Bank N.A. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. As of June 30, 2002, we had established letters of credit of $10,504,000 against this line of credit. These letters of credit include $5,340,000 for a note payable to marchFIRST GmbH and $5,164,000 as collateral for various real estate and equipment leases.

        As of June 30, 2002, we had current restricted cash of $23,689,000, which represented a decrease of $8,877,000 from $32,566,000 as of December 31, 2001 and a decrease of $14,441,000 from $38,130,000 as of March 31, 2002. Current restricted cash as of June 30, 2002 included $11,351,000 that secured the $10,504,000 in letters of credit from LaSalle Bank N.A. described above, $8,205,000 securing operating obligations related to our international operations, primarily associated with RoweCom, and $4,133,000 of other current restricted cash, consisting mainly of $2,353,000 that secures real estate leases we assumed in our various acquisitions.

        In May and June 2002, we received an aggregate of $22,941,000 in the first of two rounds of a $61,600,000 private placement of our series B convertible preferred stock from a group of investors led by Oak Investment Partners. The investors agreed to purchase an additional $38,000,000, net of issuance costs, of our series B-1 convertible preferred stock in the second round of this private placement. The receipt of the $38,000,000 is subject to a number of customary closing conditions, including approval of our stockholders, all of which may be waived by the investors.

        In June 2002, Aleksander Szlam, one of our former directors and the former Chairman and Chief Executive Officer of eshare communications, Inc., exercised a put option on 455,520 shares of our common stock, which was created in connection with our acquisition of eshare in October 2001. We paid a total of $6,241,000 to Mr. Szlam in connection with his exercise of this put option, which included the agreed-upon purchase price of the shares and related interest charges. We no longer have any liability associated with the put option agreement with Mr. Szlam.

        At June 30, 2002, we had $1,551,000 in available-for-sale securities. This amount includes shares of Neoforma.com and CMGI.

        In connection with purchases of our shares of class A and class C common stock by private investors concurrent with our initial public offering in July 2000:

          (1)    we signed an Alliance Agreement with Microsoft Corporation, under which we agreed to purchase $15,300,000 of products and services from Microsoft and to spend $4,000,000 to promote Microsoft solutions during the four-year term of the agreement. Additionally, we agreed to open an accelerator facility in Seattle, and to dedicate up to $50,000,000 in capital to projects and acquisitions that support, directly or indirectly, the Microsoft platform. In July 2002, we terminated our original Alliance Agreement, thereby terminating any remaining obligations under the original agreement, and signed a new Alliance Agreement with Microsoft. Under the new agreement, we have agreed to purchase $7,000,000 of software products and services from Microsoft during the three-year term of the agreement, and to spend $500,000 per year over three years to promote Microsoft solutions as part of our product and service offerings. Additionally, we have agreed to work closely with Microsoft to accomplish certain goals over the term of the agreement, such as developing Microsoft-related offerings, delivering joint customer wins, creating two "Microsoft

  Centers of Excellence" within our existing facilities (one of which already exists), and training or certifying an increasing portion of our technical staff on Microsoft technologies.

          (2)    we agreed to purchase a minimum of $5,000,000 of computer equipment and software, storage solutions, and professional services from Compaq Computer Corporation over four years. As of June 30, 2002, we have fulfilled our obligation to Compaq.

        In connection with the acquisition by our subsidiary divine/Whittman-Hart, Inc. of certain assets from marchFIRST, Inc. in April 2001, divine/Whittman-Hart issued, and has outstanding, a $57,500,000 balloon note, which is due on April 12, 2006 but which is accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations and which is secured by the assets of divine/Whittman-Hart. divine/Whittman-Hart has the option to pay the note with cash or by delivering shares of our class A common stock. This note bears interest at the Wall Street Journal prime rate of interest. marchFIRST also is eligible to receive up to an aggregate of $55,000,000 in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the five years ending April 12, 2006 exceeds divine/Whittman-Hart's obligation under the promissory notes. We have not guaranteed the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

        In connection with our acquisition of certain assets of marchFIRST GmbH in September 2001, we issued, and have outstanding, a note payable in the amount of 5,369,000 euros (approximately $5,213,000 at June 30, 2002), which is included within current notes payable in our consolidated balance sheets as of June 30, 2002. The note is due on September 1, 2002. We have the option to pay the note with cash or by issuing shares of our class A common stock. We intend to settle this obligation by issuing common stock.

        In connection with our acquisition of Synchrony Communications, Inc. in October 2001, we acquired debt with balances totaling $919,000 as of June 30, 2002, payable in equal monthly installments through March 2003.

        In conjunction with our acquisition of RoweCom Inc. in November 2001, we acquired current notes payable with balances totaling $15,931,000 as of December 31, 2001. During the six months ended June 30, 2002, we made payments of $14,802,000 on these notes and also reclassified as current notes payable $5,043,000 of long-term debt related to RoweCom. The balances of these notes at June 30, 2002 totaled $6,172,000.

        In conjunction with our acquisition of RoweCom, we assumed a factoring agreement previously in place between RoweCom's French subsidiary (RoweCom France) and a European factoring company. The arrangement allows the factoring company to purchase, without recourse, $55,000,000 of the accounts receivable of RoweCom France during the period October 1, 2001 to September 30, 2002. The factoring arrangement is structured so that we receive 90% of the face value of the accounts receivable upon sale to the factoring company, with the remaining 10% due to us upon the ultimate collection of the accounts receivable by the factoring company. Our cost for this arrangement is 0.37% of the face value of the sold receivable, which is paid when the accounts receivable are transferred to the factoring company.

        During April, May, and June 2002, we used net cash of $4,590,000 million, $15,128,000 million, and $5,154,000 million, respectively. These amounts are exclusive of an increase of $22,941,000 from the private placement of our Series B convertible preferred stock and a decrease of $23,630,000 principally from payoffs of our RoweCom debt obligations of $15,350,000 and a payment to Mr. Szlam of $6,241,000 related to his put option. In addition, our working capital, net of deferred publisher costs and deferred revenue, decreased to $22,865,000 at June 30, 2002 from $55,762,000 at March 31, 2002. Our cash flows from operating activities can vary significantly from month to month, depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities.

        Our operating plan depends on us achieving increases in revenue and cash receipts and decreases in expenses. We intend to decrease our operating costs, primarily through workforce and payroll reductions, as we continue to integrate acquired companies into our operations. Based on these forecasts, we believe that our existing unrestricted cash and cash equivalents, accounts receivable, proceeds from the second round of the Oak private placement, and new cash generated from our customers will be sufficient to fund our operations and capital requirements. There is a substantial risk, however, that our revenue and cash receipts will not grow at a sufficient rate, and that we will not be able to reduce our expenses to keep them in line with our revenue. If we are unable to meet our revenue and expense management goals or close the Oak private placement, we will need to significantly reduce our workforce, sell certain of our assets, enter into strategic relationships or business combinations, discontinue some or all of our operations, or take other similar restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

        Our pending acquisition of Viant is expected to increase our cash balance by approximately $20,000,000, net of current liabilities assumed by us. The pending second round of funding from the investors led by Oak Investment Partners is expected to increase our cash balance by $38,000,000, net of issuance costs. These transactions also will result in significant equity dilution to the holders of our common stock at the time of the transaction, or later. Other than our pending acquisition of Viant and the pending equity investment by Oak, we do not currently have in place any agreements to provide us with additional funds. If the Viant or Oak transactions are not completed, additional funds may not be available to us on favorable terms, if they are available to us at all.

        Our outstanding contractual obligations, leasehold commitments, and outstanding debt balances as of June 30, 2002 are set forth in the following table. These amounts represent amounts due by us for the periods indicated under non-cancelable contracts, leases, and loan arrangements.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2002	2003	2004	2005 and After
Notes Payable in Cash or Common Stock	$5,213	$5,213	$—	$—	$—
Other Notes Payable	6,732	6,301	431	—	—
Long-Term Debt Payable in Cash or Common Stock	57,500	—	—	—	57,500
Other Long-Term Debt	169	—	—	169	—
Capital Lease Obligations	23,605	9,971	11,260	2,252	122
Operating Leases	137,821	14,213	24,044	21,051	78,513
Obligations Under Our Amended Alliance Agreement with Microsoft Corporation	8,500	—	500	500	7,500

Total	$239,540	$35,698	$36,235	$23,972	$143,635

Recent Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections," which requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, distinguishing between transactions that are part of an entity's recurring operations and those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. We expect that the adoption of SFAS No. 145 will have no material impact on our financial position or its results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not on the date the entity commits to an exit plan. We are currently analyzing the potential impact of SFAS No. 146 on our results of operations, financial positions, and cash flows upon the adoption of this standard.

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

  •
  the uncertainty of customer demand for enterprise Web software and services; and

  •
  our ability to address the risks associated with international operations.

        Other matters, including unanticipated events and conditions, also may cause our actual future results to differ materially from these forward-looking statements. We cannot assure you that our expectations will prove to be correct. In addition, all subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements mentioned above. You should not place undue reliance on these forward-

looking statements. All of these forward-looking statements are based on our expectations as of the date of this report. We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Equity Price Risk—At June 30, 2002, we had $1,551,000 of available-for-sale equity securities. These securities represent companies in the Internet and hi-tech sectors, both of which have experienced significant volatility, specifically in the past year. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 0.2% of our total assets at June 30, 2002.

        Interest Rate Risk—At June 30, 2002, we had $53,555,000 in cash and cash equivalents and restricted cash. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts, short-term treasury bills, and commercial paper. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, and notes payable approximate fair value as well because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable rates at which the underlying notes bear interest.

        At June 30, 2002, we had $64,591,000 of notes payable and long-term debt carried at variable interest rates. A hypothetical 1% change in market rates of interest would not have a material effect on our net loss.

        Foreign Currency Exchange Risk—Our financial market risk includes risks associated with our acquisition of companies with operations outside the United States, mainly our acquisitions of eshare, Open Market, RoweCom, and Eprise in the fourth quarter of 2001. Through June 30, 2002, we have recorded a net foreign currency translation loss of $3,798,000 in other comprehensive income as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency risk. Occasionally, we enter into forward contracts for the purpose of hedging foreign currency risk related to future obligations associated with sales of content through RoweCom France. As of June 30, 2002, we had no outstanding forward contracts.

        Impairment Risk—At June 30, 2002, we had goodwill and other intangible assets of $281,672,000 related almost exclusively to our acquisition of companies in the fourth quarter of 2001 and the first quarter of 2002. We will assess the net realizable value of the assets acquired from these companies on a regular basis to determine if we have incurred any other than temporary decline in the value of our capital investment. For the six months ended June 30, 2002, we incurred $2,339,000 of impairment charges. At June 30, 2002, we also had $7,719,000 and $20,045,000, respectively, of current and long-term facilities impairment, representing future cash payments we are obligated to make under operating leases, related mainly to facilities or portions of facilities that we are no longer utilizing. We may incur additional impairment charges in future periods.

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        In April 2002, we issued 60,190 shares of our class A common stock to the former stockholders of Denalii, Inc. in connection with our acquisition of Denalii.

        In May and June 2002, we issued an aggregate of 22,941 shares of our series B convertible preferred stock to a group of seven investors led by Oak Investment Partners. The aggregate purchase price for those shares was $22,941,000. The series B convertible preferred shares are convertible at any time into a number of shares of our class A common stock determined by dividing the purchase price of the series B convertible preferred stock by the conversion price of $6.00 per share of our class A common stock.

        All of our equity securities issued in the transactions described above were issued in transactions exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

        The following summarizes the votes, presented in share numbers that do not reflect divine's 1 for 25 reverse stock split, of divine's Annual Meeting of Stockholders held on May 21, 2002:

Matter	For	Against	Abstain	Non-Vote	Shares Voted
Election of Directors:
Michael H. Forster	325,749,043	4,079,416	—	—	329,828,459
Ratification of the appointment of KPMG LLP as Independent Auditors for divine in 2002	325,233,841	3,962,210	632,408	—	329,828,459
Approval of an Amendment to divine's third amended and restated Certificate of Incorporation to effect a 1 for 25 reverse stock split	321,696,458	7,366,228	765,773	—	329,828,459

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number	Description of Exhibit
2.1	Amendment to Agreement and Plan of Merger and Reorganization dated as of July 23, 2002, by and among divine, inc., DVC Acquisition Company and Viant Corporation (incorporated herein by reference to Exhibit 2.1 of divine's Report on Form 8-K filed July 25, 2002.)
3.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of divine, inc.
3.2	Conformed copy of Third Amended and Restated Certificate of Incorporation, as amended, of divine, inc.
4.1
Amended Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of divine, inc. (incorporated herein by reference to Exhibit 5 to divine's Form 8-A/A filed on June 4, 2002).
4.2
Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of divine, inc. (incorporated herein by reference to Exhibit 3.1 to divine's Form 8-K filed on June 3, 2002).
10.1	Alliance Agreement, dated as of July 24, 2002, between divine, inc. and Microsoft Corporation.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        We filed a Report on Form 8-K, dated April 5, 2002, announcing that we had entered into an Agreement and Plan of Merger and Reorganization with Viant Corporation.

        We filed a Report on Form 8-K, dated May 2, 2002, announcing our earnings for the quarter ended March 31, 2002.

        We filed a Report on Form 8-K, dated May 9, 2002, announcing the resignation of Thomas J. Meredith from our board of directors.

        We filed a Report on Form 8-K, dated May 24, 2002, announcing that we had received a Nasdaq Staff Determination letter on May 16, 2002, indicating that our Class A common stock failed to comply with the $1.00 minimum bid price requirement for continued listing on the Nasdaq National Market.

        We filed a Report on Form 8-K, dated May 31, 2002, announcing that we had entered into an amendment to the Combination Agreement between us and Delano Technology Corporation, dated March 12, 2002, to change the date after which a non-breaching party can terminate the Combination Agreement.

        We filed a Report on Form 8-K, dated June 3, 2002, announcing that we had entered into a Securities Purchase Agreement with Oak Investment Partners X, Limited Partnership, Oak X Affiliates Fund, Limited Partnership, and certain other investors.

        We filed a Report on Form 8-K, dated June 11, 2002, to include the audited financial statements of RoweCom Inc. and pro forma financial information reflecting the pro forma effect on divine of its acquisition of RoweCom, for use in registration statements that divine has filed or may file under the Securities Act of 1933, as amended.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2002.

DIVINE, INC.
/s/ MICHAEL P. CULLINANE Michael P. Cullinane Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

divine, inc. Form 10-Q INDEX
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
divine, inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
divine, inc. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands, except share and per share data)
divine, inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share data)
divine, inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
divine, inc. NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE