Form 10-Q
period 2002-09-30
DIVINE INC
filed 2002-11-14
CIK 1097516

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        At November 11, 2002, the registrant had outstanding an aggregate of 25,751,059 shares of class A common stock.

divine, inc.

Form 10-Q

INDEX

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

divine, inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,188	$104,480
Restricted cash	31,764	32,566
Accounts receivable, net of allowance for doubtful accounts of $7,857 and $6,983	141,658	200,833
Available-for-sale securities	1,126	3,686
Notes receivable	127	332
Prepaid expenses	17,379	10,495
Deferred publisher costs	155,080	238,522
Other current assets	14,395	10,651

Total current assets	422,717	601,565
Property and equipment, net	53,271	44,335
Goodwill and other intangible assets, net of accumulated amortization of $16,129 and $4,097	313,482	211,075
Restricted cash	—	1,075
Other noncurrent assets	14,602	16,661

Total assets	$804,072	$874,711

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,934	$18,013
Publisher payables	102,147	70,703
Accrued payroll expenses	11,343	11,658
Accrued professional fees	3,935	3,804
Current portion of facilities impairment	13,435	7,723
Current portion of capital leases	12,714	899
Notes payable and current portion of long-term debt	666	39,738
Deferred revenue	236,689	303,663
Other accrued expenses and current liabilities	45,954	65,457

Total current liabilities	447,817	521,658
Long-term debt	57,649	63,294
Long-term facilities impairment	28,662	22,155
Capital leases	8,912	1,293
Other noncurrent liabilities	12,326	14,552
Stockholders' Equity:
Series B convertible preferred stock, $0.001 par value; 100,000 shares authorized; 22,941 and 0 shares issued and outstanding	22,941	—
Series B-1 convertible preferred stock, $0.001 par value; 100,000 shares authorized; 38,459 and 0 shares issued and outstanding	38,237	—
Series C preferred stock, $0.001 par value; 1 share authorized; 1 and 0 shares issued and outstanding	—	—
Class A common stock, $.001 par value; 2,500,000,000 shares authorized; 26,511,947 and 14,856,358 shares issued; 25,706,077 and 14,639,912 shares outstanding	26	15
Additional paid-in capital	1,271,160	1,172,204
Unearned stock-based compensation	(4,657)	(16,654)
Accumulated other comprehensive loss	(8,855)	(3,861)
Treasury stock, at cost; 805,870 and 163,113 shares	(20,033)	(9,639)
Accumulated deficit	(1,050,113)	(890,306)

Total stockholders' equity	248,706	251,759

Total liabilities and stockholders' equity	$804,072	$874,711

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Products	$40,314	$3,787	$115,198	$8,703
Content	91,192	—	252,067	—
Services	30,740	44,292	104,868	110,414

Total revenues	162,246	48,079	472,133	119,117

Operating expenses:
Cost of revenues:
Products (exclusive of $2, $13, $9 and $44 of amortization of stock-based compensation)	13,658	1,789	45,544	4,784
Content	83,758		227,582	—
Services (exclusive of $40, $190, $381 and $497 of amortization of stock-based compensation)	32,146	51,924	111,256	112,640

Total cost of revenues	129,562	53,713	384,382	117,424
Selling, general and administrative (exclusive of $864, $1,841, $3,785 and $6,857 of amortization of stock-based compensation)	51,101	41,614	164,298	109,802
Research and development (exclusive of $(34), $75, $34 and $274 of amortization (recovery) of stock-based compensation)	24,709	7,530	78,935	13,520
Bad debt expense (recovery)	(741)	1,985	(5,241)	4,580
Amortization of intangible assets	4,343	3,999	12,441	12,729
Acquired technology: in-process research and development	594	1,196	611	1,196
Impairment of prepaid co-location and bandwidth services	—	25,000	—	25,000
Impairment of intangible and other assets	6	—	1,408	3,024
Amortization of stock-based compensation	872	2,119	4,209	7,672

Total operating expenses	210,446	137,156	641,043	294,947

Operating loss	(48,200)	(89,077)	(168,910)	(175,830)

Other income (expense):
Interest income	138	1,725	631	7,638
Interest expense	(2,085)	(853)	(6,018)	(2,189)
Other income (expense), net	(537)	(3,447)	(39)	10,784

Total other income (expense)	(2,484)	(2,575)	(5,426)	16,233
Loss before minority interest, equity in losses of associated companies, (impairment) recovery of investment in equity and cost method companies, and extraordinary gain	(50,684)	(91,652)	(174,336)	(159,597)
Minority interest	—	394	—	4,269
Equity in losses of associated companies	—	(3,000)	—	(15,443)
(Impairment) recovery of investment in equity and cost method associated companies	1,078	(2,763)	140	(30,382)

Net loss before extraordinary gain	(49,606)	(97,021)	(174,196)	(201,153)
Extraordinary gain	11,910	11,214	14,389	11,214

Net loss applicable to common stockholders	$(37,696)	$(85,807)	$(159,807)	$(189,939)

Basic and diluted net loss per share before extraordinary gain	$(2.36)	$(15.39)	$(9.07)	$(34.32)
Extraordinary gain	.56	1.78	.75	1.91

Basic and diluted net loss per share applicable to common stockholders	$(1.80)	$(13.61)	$(8.32)	$(32.41)

Weighted average shares used in computing basic and diluted net loss per share	20,990,554	6,305,785	19,214,356	5,860,424

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands, except share data)

	Common stock		Preferred stock
					Additional paid-in capital	Unearned stock-based compensation		Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity
	Shares	Amount	Shares	Amount			Treasury stock
Balance at December 31, 2001	14,639,912	$15	—	—	$1,172,204	$(16,654)	$(9,639)	$(890,306)	$(3,861)	$251,759
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(159,807)	—	(159,807)
Other comprehensive loss:
Unrealized holding loss during the period	—	—	—	—	—	—	—	—	(2,559)	(2,559)
Foreign currency translation	—	—	—	—	—	—	—	—	(2,435)	(2,435)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(164,801)

Issuance of Series B and B-1 convertible preferred stock	—	—	61,600	61,178	—	—	—	—	—	61,178
Issuance of Series C preferred stock	—	—	1	—	—	—	—	—	—	—
Issuance of Class A common stock	11,176,212	11	—	—	97,775	—	—	—	—	97,786
Issuance of warrants in conjunction with acquisitions	—	—	—	—	151	—	—	—	—	151
Issuance of warrants to acquire the Company's common stock	—	—	—	—	822	—	(822)	—	—	—
Issuance of stock options in conjunction with acquisitions	—	—	—	—	7,084	—	—	—	—	7,084
Issuance of Class A common stock through the Employee Stock Purchase Plans	182,877	—	—	—	1,045	—	—	—	—	1,045
Issuance of Class A common stock through the exercise of stock options	353,500	—	—	—	340	—	—	—	—	340
Unearned stock-based compensation	—	—	—	—	—	(473)	—	—	—	(473)
Stock-based compensation	—	—	—	—	—	4,209	—	—	—	4,209
Recovery of unearned stock-based compensation	(3,667)	—	—	—	(8,261)	8,261	—	—	—	—
Purchase of treasury stock, at cost	(610,494)	—	—	—	—	—	(9,048)	—	—	(9,048)
Change in indirect ownership of shares of the Company's common stock owned by equity method associated companies	(32,263)	—	—	—	—	—	(524)	—	—	(524)

Balance at September 30, 2002	25,706,077	$26	61,601	$61,178	$1,271,160	$(4,657)	$(20,033)	$(1,050,113)	$(8,855)	$248,706

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2002	Nine months ended September 30, 2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(159,807)	$(189,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,602	21,325
Acquired technology: in-process research and development	611	1,196
Extraordinary gain	(14,389)	(11,214)
Stock-based compensation	4,209	7,672
Noncash compensation expense	—	2,903
Bad debt expense (recovery)	(5,241)	2,617
Equity in losses of associated companies	—	15,443
Gain on stock transactions of associated companies	—	(663)
Impairment charges	2,346	58,405
Minority interest	—	(4,269)
Gain on the sale of assets	(804)	(820)
Realized gain on sale of investment	—	(2,431)
Realized gain on sale of associated company	—	(7,397)
Realized loss on note payable settled in shares of the Company's common stock	389	—
Changes in assets and liabilities, excluding effects from acquisitions:
Restricted cash	2,938	(2,987)
Accounts receivable	70,616	18,462
Prepaid expenses	(1,153)	(1,278)
Deferred publisher costs	95,217	—
Other assets	(14,140)	(13,276)
Accounts payable	56	(293)
Publisher payables	10,454	—
Accrued expenses and other liabilities	(24,927)	622
Deferred revenue	(86,317)	2,066

Net cash used in operating activities	(92,340)	(103,856)

Cash flows from investing activities:
Additions to property and equipment	(3,517)	(8,806)
Acquisition of companies and sale and deconsolidation of ownership interests in associated companies, including cash acquired	33,460	44,757
Capitalized acquisition costs	(5,899)	(13,990)
Proceeds from the sale of property and equipment	1,648	1,206
Change in notes receivable	349	(248)

Net cash provided by (used in) investing activities	26,041	22,919

Cash flows from financing activities:
Proceeds from the issuance of preferred stock, net of issuance costs	61,178	—
Issuance of shares under Employee Stock Purchase Plans	1,045	747
Repayments of notes payable	(32,298)	(280)
Proceeds from the issuance of long-term debt	34	522
Repayments of long-term debt	(43)	(21)
Proceeds from the exercise of stock options	340	—
Repurchase and cancellation of exercised stock options	—	(3)
Purchase of treasury stock	(5,857)	(2,849)
Proceeds from repayments of stock subscription receivable	—	260

Net cash provided by (used in) financing activities	24,399	(1,624)

Effect of exchange rates on cash	(1,392)	54
Net decrease in cash and cash equivalents	(43,292)	(82,507)
Cash and cash equivalents at beginning of period	104,480	252,533

Cash and cash equivalents at end of period	$61,188	$170,026

Supplemental disclosures:
Interest paid	$4,153	$263
Noncash financing and investing activities:
Issuance of notes payable, stock, options, and warrants in conjunction with acquisitions	105,014	106,704
Retirement of notes receivable from exercise of stock options	—	2,249
Issuance of stock to settle notes payable	5,283	—

See accompanying notes to unaudited interim consolidated financial statements.

divine, inc.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

  (a)  Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002 or for any future periods. These unaudited interim consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on April 1, 2002, as amended on Form 10-K/A on May 9, 2002.

  (b)  Reverse Stock Split

        In May 2002, the Company effected a 1 for 25 reverse stock split of its class A common stock. All share and per share data of the Company in the accompanying unaudited interim consolidated financial statements, and in these notes to the unaudited consolidated financial statements, give effect to the reverse stock split.

  (c)  Net Loss Per Share

        Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2002 includes the effect of 361,397 shares of Delano Technology Corporation outstanding at September 30, 2002, which are each exchangeable for one share of the Company's class A common stock. These Delano shares were issued in conjunction with the Company's acquisition of Delano in July 2002. The dilutive effect of common stock equivalents and convertible preferred stock is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Because the Company reported a net loss for the three and nine month periods ended September 30, 2002 and 2001, potentially dilutive securities have not been included in the shares used to compute net loss per share.

        Had the Company reported net income for the three and nine month periods ended September 30, 2002, the weighted average number of shares outstanding for those periods would have potentially been diluted by 2,783,485 and 3,187,534 common equivalent shares, respectively, assuming the exercise of all outstanding stock options; by 385,151 and 379,749 common equivalent shares, respectively, assuming the exercise of all outstanding warrants; and by 8,516,863 and 3,303,598 common equivalent shares, assuming the conversion of all outstanding convertible preferred stock.

        Had the Company reported net income for the three and nine month periods ended September 30, 2001, the weighted average number of shares outstanding for those periods would have potentially been diluted by 1,191,340 and 654,211 common equivalent shares, respectively, assuming the exercise of all outstanding stock options, and 46,087 and 15,588 common equivalent shares, respectively, assuming the exercise of all outstanding warrants.

  (d)  Reclassifications

        Certain reclassifications of prior period amounts have been made to conform to current period presentations.

(2)  Business Combinations

  (a)  Acquisitions/Mergers

        In January 2002, the Company acquired 100% of the stock of Data Return Corporation, a provider of high-availability managed hosting services. The purchase price, for the purpose of purchase accounting for this transaction, consisted of $8,623,000 of cash payments related to acquisition costs and interim financing, and 2,982,028 shares of the Company's class A common stock, with a fair value of $34,137,000. In addition, the Company assumed or issued options and warrants to purchase 602,819 shares of the Company's class A common stock which are included as part of the purchase price paid for Data Return. The Black-Scholes fair value of these options and warrants was $5,948,000.

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

        In July 2002, the Company acquired Delano Technology Corporation, a Toronto-based marketing solutions company offering state-of-the-art interaction-based e-business and CRM solutions. The purchase price, for the purpose of purchase accounting for this transaction, consisted of $1,750,000 of actual and estimated acquisition costs and 1,719,482 shares of the Company's class A common stock, with a fair value of $27,391,000. Additionally, certain of Delano's shareholders currently hold an aggregate of 361,397 shares of Delano that are each exchangeable for one share of the Company's class A common stock. These shares had a fair value of $5,757,000 for purchase accounting purposes. In addition, the Company issued options to purchase 70,289 shares of the Company's class A common stock to certain continuing employees of Delano. These options are included as part of the purchase price paid for Delano, and the Black-Scholes fair value of these options was $1,008,000.

        In September 2002, the Company acquired Viant Corporation, a professional services organization providing digital business solutions and industry insight. The purchase price, for the purpose of purchase accounting for this transaction, consisted of $1,750,000 of actual and estimated acquisition costs and 3,625,143 shares of the Company's class A common stock, with a fair value of $8,600,000.

        During the nine months ended September 30, 2002, in conjunction with the Company's transactions related to Northern Light, Perceptual Robotics, Net Unlimited, RWT, and Denalii as described herein, the purchase price, for the purpose of recording the purchase accounting for these transactions, consisted of $1,517,000 of cash payments (including acquisition costs and interim financing), 842,774 shares of the Company's class A common stock, with a fair value of $14,673,000, and options to purchase 19,600 shares of the Company's class A common stock, with a Black-Scholes fair value of $256,000. Additionally, in conjunction with the Northern Light acquisition, the Company has granted a warrant to purchase up to 4,803 shares of the Company's class A common stock which is included as part of the purchase price paid for the assets of Northern Light. The Black-Scholes fair value of this warrant, assuming it will be exercisable for the maximum number of shares, was $23,000.

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

        The following table presents information (in thousands) concerning the purchase price allocations for acquisitions completed during the nine months ended September 30, 2002.

Company	Purchase Price	Fair Value of Tangible Net Assets Acquired (Net Liabilities Assumed)	Developed Technology	Unearned Stock-Based Compensation	In-Process Research and Development	Extraordinary Gain	Goodwill
	(in thousands)
Data Return	$48,708	$(15,961)	$—	$452	$—	$—	$64,217
Delano	35,906	(3,981)	2,077	21	594	—	37,195
Viant	10,350	22,298	—	—	—	(11,948)	—
Others	16,469	5,011	9,711	—	—	(2,479)	4,226

	$111,433	$7,367	$11,788	$473	$594	$(14,427)	$105,638

        The portion of the purchase price allocated to in-process research and development assets was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in acquired technology: in-process research and development. Developed technology is amortized over the useful life of the technology, which ranges from two to four years. The extraordinary gain represents the excess of the fair value of the net current assets acquired over the fair value of the Company's purchase price related to the Company's acquisitions of Viant and Perceptual Robotics.

        The acquired companies are included in the Company's consolidated financial statements from the dates of acquisition. The following table summarizes the estimated fair value (in thousands) of the tangible net assets acquired at the date of acquisition for the acquisitions completed during the nine months ended September 30, 2002.

	Data Return	Viant	Delano	Others
	(in thousands)
Current assets	$9,584	$34,340	$6,654	$9,361
Fixed assets	9,706	—	181	130
Other non-current assets	—	3,238	—	30

Total tangible assets acquired	19,290	37,578	6,835	9,521
Current liabilities	25,240	9,644	6,261	4,510
Non-current liabilities	10,011	5,636	4,555	—

Total liabilities assumed	35,251	15,280	10,816	4,510

Tangible net assets acquired (net liabilities assumed)	$(15,961)	$22,298	$(3,981)	$5,011

        As of January 1, 2002, the Company implemented SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The Company will perform its impairment analysis on its intangible assets in the fourth quarter of 2002 in accordance with SFAS No. 142. Based on various factors, including the Company's current market capitalization, the Company expects to record a significant non-cash charge to write down the Company's intangible assets in the fourth quarter.

        For the three and nine months ended September 30, 2001, the Company recorded amortization expense of $4,760,000 and $12,061,000, respectively, related to goodwill and certain intangible assets, as well as net excess investment over the equity in net assets of equity-method associated companies, which would not have been amortized if SFAS No. 142 had been adopted as of January 1, 2001. Had the Company not recorded these amortization expenses, net loss and basic and diluted loss per share for the three and nine months ended September 30, 2001 would have been $81,047,000 and $12.85; and $177,878,000 and $30.35, respectively. Detail about the Company's intangible assets is as follows:

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Developed technology	$68,649	$(15,873)	$57,310	$(3,976)
Other intangible assets	400	(256)	615	(121)
Unamortized intangible assets:
Goodwill	260,562	—	157,247	—

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

        In August 2002, the Company sold back its ownership interest in TV House, Inc., an associated company since March 2000, for $1,000,000. In conjunction with this transaction, the Company also entered into a consulting service agreement whereby the Company agreed to pay TV House $120,000 over the next year. The Company had written off its investment in TV House in 2001.

  (c)  Pro Forma Impact of Acquisitions

        During the year ended December 31, 2001, the Company acquired 100% of eshare communications, Inc., Eprise Corporation, RoweCom Inc., and Open Market, Inc. ("the pro forma acquisitions"). The following unaudited pro forma financial information for the nine months ended September 30, 2001 presents the consolidated operations of the Company as if the acquisitions had been made on January 1, 2001, after giving effect to certain adjustments, including amortization of certain intangible assets actually recorded by the Company as part of the purchase accounting for the pro forma acquisitions as of the respective acquisition dates. Under the provisions of SFAS No. 142, goodwill acquired in transactions completed after June 30, 2001 is not amortized. As the pro forma acquisitions occurred subsequent to that date, these pro forma results do not reflect any goodwill amortization expense related to these acquisitions. Other acquisitions made during 2001 and during the nine months ended September 30, 2002 have been excluded from the unaudited pro forma financial information because their effects would be immaterial. The unaudited pro forma financial information is provided for informational purposes only, should not be construed to be indicative of the Company's consolidated results of operations had the 2001 acquisitions been consummated on these earlier dates, and do not project the Company's results of operations for any future period:

Nine Months Ended September 30, 2001
(in thousands, except per share data)
Revenues	$523,649
Net loss applicable to common stockholders	(274,195)
Basic and diluted net loss per share applicable to common stockholders	$(21.18)

(3)  Equity Financing

        In May 2002, the Company entered into a securities purchase agreement with a group of investors led by Oak Investment Partners, whereby the investors purchased shares of the Company's Series B and Series B-1 convertible preferred stock. The agreement was amended in July 2002. Pursuant to the original agreement, the Company received an aggregate of $22,941,000 in May and June 2002 in exchange for 22,941 shares of the Company's Series B convertible preferred stock, each of which is convertible into a number of shares of the Company's common stock determined by dividing the $1,000 per share purchase price of the Company's Series B convertible preferred stock by the conversion price of $6.00 per share of the Company's common stock. In August 2002, pursuant to the amended agreement, the Company received an additional $38,237,000, net of issuance costs, in the second and final round of funding in exchange for 38,659 shares of the Company's Series B-1 convertible preferred stock, each of which is convertible into a number of shares of the Company's common stock determined by dividing the $1,000 per share purchase price of the Company's Series B-1 convertible preferred stock by the conversion price of $3.0441 per share of the Company's common stock.

(4)  Impairment Charges

        For the nine months ended September 30, 2002, the Company recorded impairment charges on intangible and other assets of $1,408,000, resulting mainly from additional charges related to certain acquired companies that were previously written off. Of this amount, $467,000 represents the fair value of approximately 53,000 shares of divine common stock that were issued in connection with an earnout agreement related to the Company's 2001 acquisition of SageMaker, Inc. Additionally, for the nine months ended September 30, 2002, the Company recovered $140,000 of impairment of investment in equity method and cost method associated companies. This recovery results mainly from the $1,000,000 the Company received from the sale of its interest in TV House, partially offset by $860,000 in charges that represent primarily the fair value of 86,363 shares of the Company's class A common stock that were issued in February 2002 as partial settlement of an obligation of the Company pursuant to its collar agreement with Launchworks, net of the fair value of the portion of these shares recorded as treasury stock because the Company maintains an equity ownership in Launchworks. This collar agreement was entered into in conjunction with the Company's investment in Launchworks in August 2000. The Company had completely written off its investment in Launchworks in 2001.

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

        Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. Segment results for the three and nine months ended September 30, 2002 and September 30, 2001 are as follows:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$162,246	$—	$162,246	$47,942	$21	$47,963
Intersegment revenue	—	—	—	116	—	116

	$162,246	$—	$162,246	$48,058	$21	48,079
Eliminations			—			—

Total revenues			162,246			$48,079

Net income (loss) applicable to common stockholders	$(38,774)	$1,078	$(37,696)	$(91,941)	$6,134	$(85,807)

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated	Software/ Services/Hosting	divine interVentures	divine, inc. Consolidated
	(in thousands)
External revenue	$472,133	$—	$472,133	$116,508	$2,145	$118,653
Intersegment revenue	—	—	—	877	—	877

	$472,133	$—	$472,133	$117,385	$2,145	119,530
Eliminations			—			(413)

Total revenues			472,133			$119,117

Net income (loss) applicable to common stockholders	$(159,947)	$140	$(159,807)	$(157,891)	$(32,048)	$(189,939)

        The Company's business is conducted on a global basis, with the principal markets for the Company's products and services located in the United States. For the three and nine months ended September 30, 2002, the Company recorded revenues of $162,246,000 and $472,133,000, respectively. Of these revenues, $96,047,000 and $301,885,000, respectively, were generated in the United States, $31,268,000 and $83,108,000, respectively, were generated in France, and $34,931,000 and $87,140,000, respectively, were generated in other foreign countries. Revenues are attributed to countries based on the location of the sales group, as well as the country of domicile of the sales contract.

(6)  Subsequent Events

        In August 2002, the Company issued 1,853,756 shares of its class A common stock to the trustee for the assets of marchFIRST GmbH, in settlement of a promissory note with a face value of Euro 5,369,000, which was originally delivered to the trustee in conjunction with the Company's acquisition of certain assets of marchFIRST GmbH in September 2001. In October 2002, the Company entered into an agreement with the trustee concerning his disposition of the shares. Under the agreement, the Company paid the trustee $1,000,000 in October 2002 and agreed to pay an additional

$1,000,000 in January 2003. In February 2003, the trustee will return to the Company any unsold shares, and the Company will pay the trustee the difference, if any, between the face value of the promissory note and the sum of (1) the $2,000,000 paid to the trustee by the Company, and (2) the net proceeds received by the trustee from his sales of the stock.

        In October 2002, the Company sold real property that it owned in Chicago, Illinois for $8,286,000, net of selling costs. This property was acquired by the Company in 2000. The Company realized a loss of $1,464,000 on the sale of the property.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We provide extended enterprise solutions for our base of over 20,000 customers. We offer Web-based software and technology that allows our clients' critical business units and functional areas to operate more cohesively when interacting with their customers, partners, and employees. We also offer the services necessary to deploy these software solutions and to integrate them with existing software and technical systems. Our product and service offerings allow us to provide a comprehensive solution for our clients and we offer our customers a single point of accountability, as our solutions extend across the enterprise. Our extended enterprise solution is comprised of the following key components:

  divine Professional Services—combines our knowledge of how to design and deploy software solutions with our expertise in technology, infrastructure, and marketing services and offers services for legacy systems integration, brand extension, call center automation, business process optimization, operational strategy consulting, SAP installation, supply chain and customer management, and technology infrastructure consulting.

  divine Software Services—deploys software that focuses on collaboration, content management, and customer interaction management solutions such as voice-based customer contact tools, Web-based auto-response and assisted-service applications, secured messaging and chat systems, team interaction and information sharing applications, and content acquisition and delivery systems for public and private websites.

  divine Managed Services—builds, hosts, manages, monitors, and secures clients' critical applications by offering design and engineering of managed hosting solutions; installation, configuration, and testing of hardware and software systems; ongoing maintenance, back-ups, and upgrades; performance and security monitoring; and technical support.

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

        Through integrating the products and services of acquired companies into our development, marketing, sales, and support channels, we extend a broader array of offerings and deliver greater value to all our constituencies. By introducing combined product suites and cross-selling into existing accounts, we gain financial and market leverage from incremental revenue and increased market share, while also gaining the operational efficiencies of integration.

        Since July 1, 2002, we have completed the following acquisitions:

  •
  July 2002, Delano Technology Corporation—a provider of customer relationship management software that incorporates advanced analytics with interaction capabilities on a flexible and scalable technology platform.

  •
  September 2002, Viant Corporation—a professional services organization providing digital business solutions and industry insight.

        In addition to these acquisitions, we entered into a securities purchase agreement with a group of investors led by Oak Investment Partners in May 2002, which was amended in July 2002. Pursuant to this agreement, we received an aggregate of $22,941,000 in May and June 2002 in exchange for 22,941 shares of our Series B convertible preferred stock, and we received an additional $38,237,000, net of issuance costs, in the second and final round of this financing in August 2002 in exchange for 38,569 shares of our Series B-1 convertible preferred stock.

Effect of Various Accounting Methods on the Consolidated Financial Statements

        We have held ownership interests in many associated companies since our inception. Since February 2001, our acquisitions have been almost exclusively acquisitions of 100% of the stock of certain companies that fit our operating strategy. The following discussion regarding various methods of accounting is meant to explain how we accounted for investments in associated companies focused on e-business and vertical markets, which accounted for the majority of our consolidated operations for the three and nine months ended September 30, 2001. These companies were considered part of our divine interVentures portfolio throughout 2001. The significance of the operations of these associated companies on our consolidated operations decreased throughout 2001, and as of December 31, 2001, we had completely written off our investments in the associated companies in our divine interVentures portfolio, other than amounts included in available-for-sale securities.

  Consolidation

        Associated companies in which we own, directly or indirectly, more than 50% of the outstanding voting power are accounted for under the consolidation method of accounting. Under this method, an associated company's results of operations are reflected within our consolidated statement of operations. Earnings or losses attributable to other stockholders of a consolidated associated company are identified as "minority interest" in our consolidated statement of operations. Minority interest adjusts our consolidated net results of operations to reflect only our share of the earnings or losses of a consolidated associated company. As of September 30, 2002 we did not reflect any minority interest liability on our consolidated balance sheet. The results of operations of our consolidated associated companies are reflected in our consolidated financial statements from the acquisition date of the related company.

  Equity Method

        Associated companies in which we own 50% or less of the outstanding voting power, but over which we exercise significant influence, are accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an associated company depends on an evaluation of several factors including, among other things, representation on the associated company's board of directors, ownership percentage, and voting rights associated with our holdings in the associated company. With respect to our current associated companies, if we own at least 20%, but not more than 50%, of the outstanding voting power of an associated company, we account for our interest under the equity method. Under the equity method of accounting, our consolidated operating results do not reflect an associated company's results of operations. However, our share of the earnings or losses of that associated company is identified as "equity in losses of associated companies" in our consolidated statement of operations.

        The net effect of an associated company's results of operations on our results of operations is generally the same under either the consolidation method of accounting or the equity method of accounting, because, under each of these methods, only our share of the earnings or losses of an associated company is reflected in the net loss in our consolidated statement of operations. However, the presentation of the consolidation method differs dramatically from the equity method of accounting. The consolidation method presents associated company results in the applicable line items within our consolidated financial statements. In contrast, the equity method of accounting presents associated company results in a single category, "equity in losses of associated companies", within our consolidated statement of operations. Because we wrote off our remaining investments in equity-method associated companies in 2001, our consolidated statements of operations for the three and nine months ended September 30, 2002 do not reflect any "equity in losses of associated companies".

  Cost Method

        Associated companies not accounted for under either the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, our share of the earnings and losses of these companies is not included in our consolidated statements of operations unless earnings or losses are distributed.

        We record our ownership interest in equity securities of our associated companies accounted for under the cost method at the lesser of cost or fair value. Those cost method associated companies that have readily determinable fair values based on quoted market prices are classified in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Results of Operations

  Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

  General

        Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Beginning in 2001, we changed our business strategy from being an Internet holding company engaged in business-to-business e-commerce through our community of associated companies to becoming a leader in Web-based solutions for the extended enterprise. Our operations for the three months ended September 30, 2002 were considerably different from our operations for the three months ended September 30, 2001. This is because nearly all of our acquisitions made in conjunction with our new strategy, including our acquisitions of RoweCom Inc., eshare communications, Inc., Open Market, Inc., Eprise Corporation, Data Return Corporation, and Delano Technology Corporation were made subsequent to September 30, 2001. These acquisitions have provided us with a larger customer base and an increased revenue stream. Because of our change in strategy and the numerous acquisitions we have completed in the last twelve months, our core business operations have changed substantially enough to make a comparison of our operations for the three months ended September 30, 2002 to our operations for the three months ended September 30, 2001 almost meaningless.

  Revenues

        We generated revenues totaling $162,246,000 for the three months ended September 30, 2002, all of which were generated by our software, services, and hosting segment. This represents an increase of $114,167,000 over revenues of $48,079,000 for the three months ended September 30, 2001. The total revenues for the three months ended September 30, 2002 included $91,192,000 from the sale of content and $40,314,000 from the sale of products. Product revenues included $24,159,000 from software sales contracts and $15,155,000 from managed services. Revenue from software sales contracts included $11,237,000 related to our CIM Telephony software, $7,953,000 related to our Enterprise Content Manager software, $2,633,000 related to our Enterprise Content Center software, $583,000 related to our Collaboration software, and $1,752,000 related to our CIM Internet software.

        Total revenues for the three months ended September 30, 2002 also included $30,740,000 from the sale of services, generated exclusively from our Professional Services Organization. Services revenues included $23,355,000 from consulting services and $6,182,000 from divine Product Solutions Group.

        Revenues for the three months ended September 30, 2001 included $3,787,000 from the sale of products, all of which were generated by our software, services and hosting segment. Product revenues included $2,639,000 from software sales contracts and $1,148,000 from sales of computer hardware. The total revenues also included $44,292,000 from the sale of services, generated almost exclusively from the operations of our Professional Services Organization.

  Cost of Revenues

        For the three months ended September 30, 2002, our cost of revenues totaled $129,562,000, exclusive of $42,000 of amortization of stock-based compensation. This is an increase of $75,849,000 over the $53,713,000 (exclusive of $203,000 of amortization of stock-based compensation) cost of revenues we incurred for the three months ended September 30, 2001. Cost of revenues for the three months ended September 30, 2002 included $83,758,000 of direct costs of providing content, which consisted almost exclusively of content purchases. Cost of revenues for the three months ended September 30, 2002 also included $32,146,000 of direct costs of providing services, which consisted principally of $24,148,000 of salaries and benefits, $3,059,000 of rent and facilities services, $1,442,000 of travel expenses, and $1,079,000 of depreciation expense. Additionally, cost of revenues for that period included $13,658,000 of direct costs of providing products, which consisted primarily of $5,423,000 of office and computer supplies, $3,004,000 of salaries and related benefits, and $1,985,000 of rent and facilities services.

        Costs of revenues for the three months ended September 30, 2001 included $51,924,000 of direct costs of providing services, which consisted principally of $50,357,000 of salaries and related benefits, $383,000 of rent and facilities services, and $45,000 of depreciation and amortization. Cost of revenues for the three months ended September 30, 2001 also included $1,789,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

        For the three months ended September 30, 2002, we incurred selling, general, and administrative expenses of $51,101,000, exclusive of $864,000 of amortization of stock-based compensation. This represents an increase of $9,487,000 over the $41,614,000 (exclusive of $1,841,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the three months ended September 30, 2001. These expenses for the three months ended September 30, 2002 consisted primarily of $30,141,000 of employee salaries and related benefits, $4,272,000 of fees for professional services, including legal, consulting, and accounting, $2,712,000 of depreciation, $3,657,000 of travel expenses, $3,256,000 of rent and facilities services, and $2,692,000 of office and computer supplies.

        Selling, general, and administrative expenses for the three months ended September 30, 2001 consisted primarily of $17,422,000 of salaries and related benefits, $5,499,000 of facility costs, consisting primarily of rent expense, $4,916,000 of travel costs, $2,879,000 of depreciation expense, and $1,819,000 of fees for professional services, including legal, consulting, and accounting.

  Research and Development Expenses

        For the three months ended September 30, 2002, we incurred research and development expenses of $24,709,000, exclusive of a $34,000 recovery of stock-based compensation. This represents an increase of $17,179,000 over the $7,530,000 (exclusive of $75,000 of amortization of stock-based compensation) of research and development expenses for the three months ended September 30, 2001. Research and development expenses for the three months ended September 30, 2002 consisted primarily of $17,053,000 of employee salaries and related benefits and $3,320,000 of facility costs, consisting primarily of rent, and $1,245,000 of office and computer supplies. Research and development expenses for the three months ended September 30, 2001 consisted primarily of $6,023,000 of salaries and related benefits.

  Bad Debt Expense (Recovery)

        For the three months ended September 30, 2002, we recorded a net bad debt recovery of $741,000 as compared to $1,985,000 of bad debt expense recorded for the three months ended September 30, 2001. The net bad debt recovery for the three months ended September 30, 2002 related primarily to the collection of accounts receivable written off in the fourth quarter of 2001.

  Amortization of Intangible Assets

        For the three months ended September 30, 2002, we incurred amortization expense of $4,343,000 on our intangible assets. This represents an increase of $344,000 over the $3,999,000 of amortization expense recorded by us for the three months ended September 30, 2001. The increase is attributable mainly to amortizable intangible assets recorded in conjunction with acquisitions we made primarily in the fourth quarter of 2001, mostly offset by a reduction in amortization related to the impairment of intangible assets in the fourth quarter of 2001 and our implementation in January 2002 of SFAS No. 142, under which goodwill and various other intangible assets are no longer amortized.

  Acquired Technology—In-process Research and Development

        For the three months ended September 30, 2002, we recorded in-process research and development charges of $594,000, which represents a decrease of $602,000 from the $1,196,000 of similar charges recorded for the three months ended September 30, 2001.

  Impairment of Prepaid Co-location and Bandwidth Services and Intangible and Other Assets

        For the three months ended September 30, 2002, we recorded impairment charges of $6,000 related to other assets. For the three months ended September 30, 2001, we recorded $25,000,000 of impairment charges related to prepaid co-location and bandwidth services from Level 3 Communications.

  Amortization of Stock-Based Compensation

        For the three months ended September 30, 2002, we incurred a non-cash expense of $915,000 related to the issuance, prior to the initial public offering (IPO) of our class A common stock, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of our class A common stock on the dates of grant. Additionally, we incurred a non-cash expense of $225,000 related to the issuance of non-vested stock options in conjunction with our acquisitions of Eprise, Data Return, and Delano, with exercise prices lower than the fair value of our class A common stock on the dates of the grant. Also for the three months ended September 30, 2002, we recovered $268,000 of previously recognized compensation expense related to non-vested options of terminated employees.

        For the three months ended September 30, 2001, we incurred a non-cash expense of $2,119,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of our class A common stock on the dates of grant.

  Interest Income and Expense

        Interest income for the three months ended September 30, 2002 was $138,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $1,587,000 from the $1,725,000 of interest income earned during the three months ended September 30, 2001, which was also earned from the investment of our available cash balances. Interest expense for the three months ended September 30, 2002 was $2,085,000 and was incurred primarily from our long-term debt and capital leases. This is an increase of $1,232,000 from the $853,000 of interest expense incurred during the three months ended September 30, 2001, which was incurred primarily from our long-term debt.

  Other Expense (net)

        Other expense (net) for the three months ended September 30, 2002 was $537,000. This represents a decrease of $2,910,000 from the $3,447,000 of other expense (net) incurred during the three months ended September 30, 2001. Other expense (net) for the three months ended September 30, 2001 was primarily attributable to an other than temporary decline in the value of our available-for-sale investment in 360networks.

  Income Taxes

        We recorded no income tax provision or benefit for the three months ended September 30, 2002 or the three months ended September 30, 2001. Because we have no history of taxable income through September 30, 2002, the tax benefit associated with our net losses has been fully reserved. As of September 30, 2002, we had total net operating loss carryforwards of $68,182,000, of which $16,447,000 may be utilized by us to reduce future consolidated taxable income, if any. Of the total net operating loss carryforwards, $125,000 are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, these carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards is limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire from 2019 through 2022.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of September 30, 2002.

  Minority Interest

        Minority interest of $0 and $394,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the three months ended September 30, 2002 and the three months ended September 30, 2001, respectively. In 2001, we wrote off all interests in associated companies of which we owned less then a 100 percent interest.

  Equity in Losses of Associated Companies

        Because we wrote off, as of December 31, 2001, all of our investments in associated companies accounted for under the equity method of accounting, we recorded no equity in losses of associated companies for the three months ended September 30, 2002. We recorded $2,203,000 in net losses from associated companies for the three months ended September 30, 2001, and amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $797,000 for the three months ended September 30, 2001.

  Impairment/Recovery of Investment in Equity and Cost Method Associated Companies

        For the three months ended September 30, 2002, we recovered $1,078,000 of our impairment of investment in equity and cost method associated companies. This recovery was primarily attributable to the sale of our ownership in TV House for $1,000,000. We had previously written off our investment in TV House. We recorded impairment charges of $2,763,000 during the three months ended September 30, 2001.

  Extraordinary Gain

        For the three months ended September 30, 2002, we reported an extraordinary gain of $11,910,000 related primarily to our acquisition of Viant. This extraordinary gain represented the excess of the fair value of the net assets acquired over the fair value of the consideration we paid in conjunction with this acquisition. For the three months ended September 30, 2001, we reported an extraordinary gain of $11,214,000 related to our acquisition of the 67% of Emicom Group, Inc. that we did not previously own.

  Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

  General

        Beginning in the first quarter of 2001, we segregated our operations into two operating segments. Our software, services, and hosting segment encompasses the operations surrounding our core strategy of delivering integrated web solutions. Our divine interVentures segment encompasses the operations of our remaining portfolio of associated companies, focusing primarily on e-commerce and vertical markets. Beginning in 2001, we changed our business strategy from being an Internet holding company engaged in business-to-business e-commerce through our community of associated companies to becoming a leader in Web-based solutions for the extended enterprise. Our operations for the nine months ended September 30, 2002 were considerably different from our operations for the nine months ended September 30, 2001. This is because nearly all of our acquisitions made in conjunction with our new strategy, including our acquisitions of RoweCom Inc., eshare communications, Inc., Open Market, Inc., Eprise Corporation, Data Return Corporation, and Delano Technology Corporation were made subsequent to September 30, 2001. These acquisitions have provided us with a larger customer base and an increased revenue stream. Because of our change in strategy and the numerous acquisitions we have completed in the last twelve months, our core business operations have changed substantially enough to make a comparison of our operations for the nine months ended September 30, 2002 to our operations for the nine months ended September 30, 2001 almost meaningless.

  Revenues

        We generated revenues totaling $472,133,000 for the nine months ended September 30, 2002, which is an increase of $353,016,000 over revenues of $119,117,000 for the nine months ended September 30, 2001. The total revenues for the nine months ended September 30, 2002 included $252,067,000 from the sale of content and $115,198,000 from the sale of products. Product revenues included $64,824,000 from software sales contracts and $49,663,000 from managed services. Revenue from software sales contracts included $28,645,000 related to our CIM Telephony software, $19,219,000 related to our Enterprise Content Management software, $8,267,000 related to our Enterprise Content Center software, $4,441,000 related to our CIM Internet software, and $4,252,000 related to our Collaboration software.

        The total revenues also included $104,868,000 from the sale of services, generated almost exclusively from our Professional Services Organization. Services revenues included $85,523,000 from consulting services and $14,164,000 from divine Product Solutions Group.

        Revenues for the nine months ended September 30, 2001 included $8,703,000 from the sale of products, all of which was generated by our software, services, and hosting segment. Product revenues included $6,264,000 from software sales contracts and $2,439,000 from sales of computer hardware. The total revenues also included $110,415,000 from the sale of services, generated almost exclusively from our Professional Services Organization.

  Cost of Revenues

        For the nine months ended September 30, 2002, our cost of revenues were $384,382,000, exclusive of $390,000 of amortization of stock-based compensation. This is an increase of $266,958,000 over the $117,424,000 (exclusive of $541,000 of amortization of stock-based compensation) cost of revenues we incurred for the nine months ended September 30, 2001. Cost of revenues for the nine months ended September 30, 2002 included $227,582,000 of direct costs of providing content, which consisted almost exclusively of content purchases. We also incurred $45,544,000 of direct costs of providing products, which consisted primarily of $16,553,000 of rent and facilities services, $11,067,000 of salaries and related benefits, and $8,800,000 of billable expenses. Cost of revenues for 2002 also included $111,256,000 of direct costs of providing services, which consisted principally of $85,426,000 of salaries and related benefits, $10,243,000 of rent and facilities services, $4,904,000 of travel expenses, $3,334,000 of depreciation expense, and $2,267,000 of computer and office supplies.

        Cost of revenues for the nine months ended September 30, 2001 included $112,640,000 of direct costs of providing services, which consisted principally of $106,950,000 of salaries and related benefits, $2,207,000 of rent and facilities services and $681,000 of depreciation and amortization. Cost of revenues for the nine months ended September 30, 2001 also included $4,784,000 of direct costs of providing products.

  Selling, General, and Administrative Expenses

        For the nine months ended September 30, 2002, we incurred selling, general, and administrative expenses of $164,298,000, exclusive of $3,785,000 of amortization of stock-based compensation. This represents an increase of $54,496,000 over the $109,802,000 (exclusive of $6,857,000 of amortization of stock-based compensation) of selling, general, and administrative expenses for the nine months ended September 30, 2001. These expenses for the nine months ended September 30, 2002 consisted primarily of $96,986,000 of employee salaries and related benefits, $15,360,000 of fees for professional services, including legal, consulting, and accounting, $12,875,000 of travel expenses, $9,790,000 of office and computer supplies, $7,094,000 of depreciation, $6,420,000 of rent and facilities services, and $5,769,000 of marketing expenses.

        Selling, general, and administrative expenses for the nine months ended September 30, 2001 consisted primarily of $49,665,000 of employee salaries and related benefits, $13,634,000 of facility costs, consisting primarily of rent expense, $11,714,000 of travel costs, $7,757,000 of depreciation expense, and $7,240,000 of fees for professional services, including legal, consulting, and accounting.

  Research and Development Expenses

        For the nine months ended September 30, 2002, we incurred research and development expenses of $78,935,000, exclusive of $34,000 of amortization of stock-based compensation. This represents an increase of $65,415,000 over the $13,520,000 (exclusive of $274,000 of amortization of stock-based compensation) of research and development expenses for the nine months ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002 consisted primarily of $54,113,000 of salaries and related benefits, and $10,282,000 of facility costs, consisting primarily of rent. Research and development expenses for the nine months ended September 30, 2001 consisted primarily of $11,209,000 of salaries and related benefits.

  Bad Debt Expense (Recovery)

        For the nine months ended September 30, 2002, we recorded a net bad debt recovery of $5,241,000 as compared to $4,580,000 of bad debt expense recorded for the nine months ended September 30, 2001. The net bad debt recovery for the nine months ended September 30, 2002 related mainly to the collection of accounts receivable written off in the fourth quarter of 2001.

  Amortization of Intangible Assets

        For the nine months ended September 30, 2002, we incurred amortization expense of $12,441,000 on our intangible assets. This represents a decrease of $288,000 from the $12,729,000 of amortization expense we recorded for the nine months ended September 30, 2001. The decrease is attributable mainly to a reduction in amortization related to the impairment of intangible assets in the fourth quarter of 2001 and our implementation in January 2002 of SFAS No. 142, under which goodwill and various other intangible assets are no longer amortized, offset partially by amortizable intangible assets recorded in conjunction with acquisitions we made primarily in the fourth quarter of 2001.

  Acquired Technology—In-process Research and Development

        For the nine months ended September 30, 2002, we recorded in-process research and development charges of $611,000, which represents a decrease of $585,000 from the $1,196,000 of similar charges recorded for the nine months ended September 30, 2001.

  Impairment of Prepaid Co-location and Bandwidth Services and Intangible and Other Assets

        For the nine months ended September 30, 2002, we recorded impairment charges of $1,408,000 relating mainly to additional charges related to acquired companies that were previously written off. Of this amount, $467,000 represents the fair value of approximately 53,000 shares of divine common stock that were issued in connection with an earnout agreement related to the Company's 2001 acquisition of SageMaker. For the nine months ended September 30, 2001, we recorded $25,000,000 of impairment charges related to prepaid co-location and bandwidth services from Level 3 Communications, and we recorded $3,024,000 for other than temporary declines in the carrying values of certain consolidated associated companies.

  Amortization of Stock-Based Compensation

        For the nine months ended September 30, 2002, we incurred a non-cash expense of $4,303,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of the class A common stock on the dates of grant. Additionally, we incurred a non-cash expense of $449,000 related to the issuance of non-vested stock options, as part of our acquisitions of Eprise, Data Return, and Delano, with exercise prices lower than the fair value of the class A common stock on the dates of the grant. Also for the nine months ended September 30, 2002, we recovered $543,000 of previously recognized compensation expense related to non-vested options of terminated employees.

        For the nine months ended September 30, 2001, we incurred a non-cash expense of $8,142,000 related to the issuance, prior to our IPO, of shares of restricted stock and grants of options to employees, directors, and consultants with exercise prices lower than the fair value of the class A common stock on the dates of grant. Additionally, we incurred a one-time charge of $132,000 related to the issuance of options to members of our advisory committee. Also for the nine months ended September 30, 2001, we recovered $602,000 of previously recognized compensation expense related to non-vested options of terminated employees, and we repurchased a total of 85,851 shares of restricted class A common stock which were previously exercised by terminated employees.

  Interest Income and Expense

        Interest income for the nine months ended September 30, 2002 was $631,000 and was earned primarily from the investment of our available cash balances. This is a decrease of $7,007,000 from the $7,638,000 of interest income earned during the nine months ended September 30, 2001, which was also earned from the investment of our available cash balances. Interest expense for the nine months ended September 30, 2002 was $6,018,000 and was incurred primarily from our long-term debt and capital leases. This is an increase of $3,829,000 from the $2,189,000 of interest expense incurred during the nine months ended September 30, 2001, which was also incurred primarily from our long-term debt.

  Other Income (Expense), net

        Other income (expense), net for the nine months ended September 30, 2002 was $(39,000). This represents a decrease of $10,823,000 from the $10,784,000 of other income (expense), net earned during the nine months ended September 30, 2001. Other income for the nine months ended September 30, 2002 consisted primarily of gains of $804,000 on disposal of assets, and an investment gain of $215,000 in connection with our investment in i-Fulfillment, Inc., which filed for bankruptcy in 2001. We had previously written off our entire investment in i-Fulfillment, and in January 2002, we received proceeds from the bankruptcy in the amount of $215,000. Other expenses consisted of $495,000 of realized foreign currency exchange losses and other expenses, net, of $563,000. Other income for the nine months ended September 30, 2001 was earned primarily from the sale of our investments in Farms and Sequoia Software Corporation, which resulted in realized gains of approximately $7,225,000 and $6,611,000, respectively. Other expense for this period consisted primarily of an other than temporary decline of $4,181,000 in our available-for-sale investment in 360networks.

  Income Taxes

        We recorded no income tax provision or benefit for the nine months ended September 30, 2002 or the nine months ended September 30, 2001. Because we have no history of taxable income through September 30, 2002, the tax benefit associated with our net losses has been fully reserved. As of September 30, 2002, we had total net operating loss carryforwards of approximately $68,182,000 of which approximately $16,447,000 may be utilized by us to reduce future consolidated taxable income, if any. Approximately $125,000 of the total net operating loss carryforwards are attributable to majority-owned subsidiaries not includible in our consolidated tax group. Although each majority-owned subsidiary excluded from our consolidated tax group may utilize its net operating loss carryforwards to reduce separate future income taxes, if any, these carryforwards may not offset our consolidated taxable income, if any. In addition, our utilization of the net operating loss carryforwards is limited under the change in stock ownership rules imposed by Internal Revenue Code Section 382. The net operating loss carryforwards will expire from 2019 through 2022.

        In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based upon our historical net operating losses and projections for future tax losses, we believe it is more likely than not that we will not realize the deferred tax assets. Thus, we have provided a full valuation allowance against the net deferred tax assets as of September 30, 2002.

  Minority Interest

        Minority interest of $0 and $4,269,000 represents the non-controlling stockholders' share of our consolidated associated companies' net loss for the nine months ended September 30, 2002 and the nine months ended September 30, 2001, respectively. In 2001, we wrote off all interests in associated companies of which we owned less then a 100 percent interest.

  Equity in Losses of Associated Companies

        Because we had written off, as of December 31, 2001, all of our investments in associated companies accounted for under the equity method of accounting, we recorded no equity in losses of associated companies for the nine months ended September 30, 2002. We recorded $9,955,000 in net losses from associated companies for the nine months ended September 30, 2001. Equity in losses of associated companies also included amortization of our net excess investment over the equity in the net assets of these associated companies, which totaled $5,488,000 for the nine months ended September 30, 2001.

  Impairment of Investment in Equity and Cost Method Associated Companies

        For the nine months ended September 30, 2002, we recorded impairment charges of $140,000 for other than temporary declines in the carrying value of certain equity and cost method associated companies. We recorded impairment charges of $30,382,000 during the nine months ended September 30, 2001.

  Extraordinary Gain

        For the nine months ended September 30, 2002, we reported an extraordinary gain of $14,389,000, which related primarily to our acquisition of Viant and the outstanding equity of Perceptual Robotics that we did not already own. This extraordinary gain represented the excess of the fair value of the net assets acquired over the fair value of the consideration we paid in conjunction with these acquisitions. For the nine months ended September 30, 2001, we reported an extraordinary gain of $11,214,000 related to our acquisition of the 67% of Emicom Group, Inc. that we did not already own.

Summary of Currently Expected Fixed Charges

        The following table summarizes the fixed charges as of September 30, 2002 that we currently expect to incur throughout the remainder of 2002 and over the next three years for amortization of our identifiable intangible assets and unearned stock-based compensation:

	Year
Amortization of:
	2002	2003	2004	2005	2006
Identifiable Intangible Assets	$4,443,000	$17,143,000	$17,142,000	$13,846,000	$346,000
Unearned Stock-Based Compensation(1)	1,160,000	3,420,000	77,000	—	—

Total	$5,603,000	$20,563,000	$17,219,000	$13,846,000	$346,000

(1)
These unearned stock-based compensation charges do not reflect potential additional charges associated with options granted to employees, which are accounted for under the variable method of accounting as well as options granted to consultants. The future value of these potential charges cannot be estimated at this time because the charges will be based on the future value of our class A common stock.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash and cash equivalents, current restricted cash, and available-for-sale securities of $94,078,000, which represented a decrease of $46,654,000 from $140,732,000 as of December 31, 2001, and an increase of $38,972,000 from $55,106,000 as of June 30, 2002. The net decrease in cash and cash equivalents for the nine months ended September 30, 2002 was due primarily to net cash used in operating activities of $92,340,000, net cash provided by the issuance of preferred stock of $61,178,000, net cash provided by the acquisition of companies and the sale and deconsolidation of ownership interests in associated companies of $33,460,000, net cash used to repay notes payable of $32,298,000, net cash used for capitalized acquisition costs of $5,899,000, net cash used to acquire treasury stock of $5,857,000, and net cash used to acquire property and equipment of $3,517,000. The net increase in cash and cash equivalents for the three months ended September 30, 2002 was due primarily to net cash used in operating activities of $29,645,000, net cash provided by the issuance of preferred stock of $38,237,000, net cash provided by the acquisition of companies and the sale of ownership interests in associated companies of $29,927,000, net cash used for capitalized acquisition costs of $2,950,000, and net cash used to pay down notes payable of $6,384,000.

        As of September 30, 2002, we had a $40,000,000 line of credit with LaSalle Bank N.A. This line of credit is cash collateralized and is available for working capital financing and general corporate purposes other than permanent financing for acquisitions of interests in associated companies. As of September 30, 2002, we had established letters of credit of $9,600,000 against this line of credit. These letters of credit include $5,207,000 for a note payable to marchFIRST GmbH and $4,393,000 as collateral for various real estate and equipment leases. The marchFIRST GmbH letter of credit expired in October 2002.

        As of September 30, 2002, we had current restricted cash of $31,764,000, which represented a decrease of $802,000 from $32,566,000 as of December 31, 2001 and an increase of $8,075,000 from $23,689,000 as of June 30, 2002. Current restricted cash as of September 30, 2002 included $10,560,000 that secured the $9,600,000 in letters of credit from LaSalle Bank N.A. described above, $9,203,000 securing operating obligations related to our international operations, primarily associated with our content business, $8,009,000 that represents prepayments by certain customers for the purchase of content, and $3,992,000 of other current restricted cash that secures real estate leases we assumed in our various acquisitions.

        In May and June 2002, we received an aggregate of $22,941,000 for 22,941 shares of our series B convertible preferred stock from a group of investors led by Oak Investment Partners. In August 2002, we received an additional $38,237,000, net of issuance costs, in exchange for 38,569 shares of our Series B-1 convertible preferred stock.

        At September 30, 2002, we had $1,126,000 in available-for-sale securities. This amount includes shares of Neoforma.com and CMGI.

        Under our revised Alliance Agreement with Microsoft Corporation, entered into in July 2002, we agreed to purchase $7,000,000 of software products and services from Microsoft during the three-year term of the agreement, and to spend $1,500,000 over three years to promote Microsoft solutions as part of our product and service offerings. As of September 30, 2002, we have fulfilled approximately $370,000 and $100,000, respectively, of these obligations. Additionally, we agreed to work closely with Microsoft to accomplish certain goals over the term of the agreement, such as developing Microsoft-related offerings, delivering joint customer wins, creating two "Microsoft Centers of Excellence" within our existing facilities (one of which already exists), and training or certifying an increasing portion of our technical staff on Microsoft technologies.

        In connection with the acquisition by our subsidiary divine/Whittman-Hart, Inc. of certain assets from marchFIRST, Inc. in April 2001, divine/Whittman-Hart issued, and has outstanding, a $57,500,000 balloon note, which is due on April 12, 2006, but which is accelerated to the extent of 50% of free cash flow from divine/Whittman-Hart's operations. This note is secured by the assets of divine/Whittman-Hart. divine/Whittman-Hart has the option to pay the note with cash or by delivering shares of our class A common stock. This note bears interest at the Wall Street Journal prime rate of interest. marchFIRST also is eligible to receive up to an aggregate of $55,000,000 in bonus payments, payable to the extent that 50% of free cash flow from divine/Whittman-Hart's operations during the five years ending April 12, 2006 exceeds divine/Whittman-Hart's obligation under the promissory notes. We have not guaranteed the promissory notes from divine/Whittman-Hart to marchFIRST, but the terms of the promissory notes restrict payments from divine/Whittman-Hart to us.

        In August 2002, we issued 1,853,756 shares of our class A common stock to the trustee for the assets of marchFIRST GmbH, in settlement of a promissory note with a face value of Euro 5,369,000, which we originally delivered to the trustee in conjunction with our acquisition of certain assets of marchFIRST GmbH in September 2001. In October 2002, we entered into an agreement with the trustee concerning his disposition of the shares. Under the agreement, we paid the trustee $1,000,000 in October 2002 and agreed to pay an additional $1,000,000 in January 2003. In February 2003, the trustee will return to us any unsold shares, and we will pay the trustee the difference, if any, between the face value of the promissory note and the sum of (1) the $2,000,000 paid to the trustee by us, and (2) the net proceeds received by the trustee from his sales of the stock.

        In connection with our acquisition of Synchrony Communications, Inc. in October 2001, we acquired debt with balances totaling $708,000 as of September 30, 2002, payable in equal monthly installments through March 2003.

        In conjunction with our acquisition of RoweCom Inc. in November 2001, we acquired current notes payable with balances totaling $15,931,000 as of December 31, 2001, which were paid in full as of September 30, 2002.

        In conjunction with our acquisition of RoweCom, we assumed a factoring agreement previously in place between RoweCom's French subsidiary (RoweCom France) and a European factoring company. The arrangement allowed the factoring company to purchase, without recourse, $55,000,000 of the accounts receivable of RoweCom France during the period October 1, 2001 to September 30, 2002. The factoring arrangement was structured so that we received 90% of the face value of the accounts receivable upon sale to the factoring company, with the remaining 10% due to us upon the ultimate collection of the accounts receivable by the factoring company. Our cost for this arrangement was 0.37% of the face value of the sold receivable, which was paid when the accounts receivable were transferred to the factoring company. This factoring agreement expired in October, 2002. We currently have no factoring arrangement in place for any of our accounts receivable.

        During July, August, and September 2002, we used net cash of $4,118,000, $10,710,000, and $12,504,000, respectively. These amounts are exclusive of an increase of $73,844,000, net of issuance costs, from our convertible preferred stock financing and cash acquired through acquisitions, as well as a decrease of $7,540,000 principally related to RoweCom debt paydowns. Our working capital (current assets minus current liabilities), net of deferred publisher costs and deferred revenue, increased from $22,865,000 at June 30, 2002 to $56,509,000 at September 30, 2002. Our cash flows from operating activities can vary significantly from month to month, depending on the timing of operating cash receipts and payments and other working capital changes, especially accounts receivable, accounts payable, accrued expenses, and other current assets and liabilities.

        Our operating plan depends on us achieving increases in revenue and cash receipts and decreases in expenses. We intend to decrease our operating costs, primarily through workforce and payroll reductions, as we continue to integrate acquired companies into our operations. Based on our plan forecast, we believe that our existing unrestricted cash and cash equivalents, accounts receivable, and new cash generated from our customers will be sufficient to fund our operations and capital requirements. There is a substantial risk, however, that our revenue and cash receipts will not grow at a sufficient rate, and that we will not be able to reduce our expenses to keep them in line with our revenue. If we are unable to meet our revenue and expense management goals, we will need to significantly reduce our workforce, enter into business combinations, discontinue some or all of our operations, or take other restructuring actions. While we expect that these actions would result in a reduction of recurring costs, they also may result in a reduction of recurring revenues and cash receipts. It is also likely that we would incur substantial non-recurring costs to implement one or more of these restructuring actions.

        We are also exploring other alternatives to generate cash, including selling certain assets and obtaining funding through the issuance of new debt, and we may also explore additional equity financings. We do not currently have in place any agreements to provide us any sources of these funds, and these sources of funds may not be available to us on favorable terms, if they are available to us at all. In addition, any of these transactions also could result in significant equity dilution to the holders of our common and preferred stock.

        Our outstanding contractual obligations, leasehold commitments, and outstanding debt balances as of September 30, 2002 are set forth in the following table. These amounts represent payments due by us for the periods indicated under non-cancelable contracts, leases, and loan arrangements.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Fourth Quarter 2002	2003	2004	2005 and After
Notes payable	$666	$292	$374	$—	$—
Note payable related to acquisition of marchFIRST GmbH(1)	2,000	1,000	1,000	—	—
Long-term debt payable in cash or common stock	57,500	—	—	—	57,500
Other long-term debt	149	—	—	149	—
Capital lease obligations	21,626	5,318	12,058	3,886	364
Operating leases, net of income from subleases	148,365	9,086	30,394	24,676	84,209
Obligations under our amended alliance agreement with Microsoft Corporation	8,030	—	400	500	7,130

Total	$238,336	$15,696	$44,226	$29,211	$149,203

(1)
In August 2002, we issued 1,853,756 shares of our class A common stock to the trustee for the assets of marchFIRST GmbH, in settlement of a promissory note with a face value of Euro 5,369,000, which was originally delivered to the trustee in conjunction with our acquisition of certain assets of marchFIRST GmbH in September 2001. In October 2002, we entered into an agreement with the trustee concerning his disposition of the shares. Under the agreement, we paid the trustee $1,000,000 in October 2002 and agreed to pay an additional $1,000,000 in January 2003. In February 2003, the trustee will return to us any unsold shares, and we will pay the trustee the difference, if any, between the face value of the promissory note and the sum of (1) the $2,000,000 paid to the trustee by us, and (2) the net proceeds received by the trustee from his sales of the shares. The $2,000,000 in the table above represents the scheduled payments under the agreement.

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not on the date the entity commits to an exit plan. The provisions of that statement are required to be adopted for all exit and disposal activities initiated after December 31, 2002 with early application encouraged. We are currently analyzing the potential impact of SFAS No. 146 on our results of operations, financial position, and cash flows upon the adoption of this standard.

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

  •
  our ability to sell our products and services to customers concerned about our long-term financial viability;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Equity Price Risk—At September 30, 2002, we had $1,126,000 of available-for-sale equity securities. These securities represent companies in the Internet and high technology sectors, both of which have experienced significant volatility, specifically in the past year. These investments are at risk in the event of a downturn in the public markets in general or a downturn in their specific sectors. However, these investments accounted for only 0.3% of our current assets at September 30, 2002.

        Interest Rate Risk—At September 30, 2002, we had $92,952,000 in cash and cash equivalents and restricted cash. A decrease in market rates of interest would have no material effect on the value of these assets, as they are short-term financial instruments with a fair value approximating our cost basis. Cash equivalents consist mainly of money market accounts, short-term treasury bills, and commercial paper. The carrying values of other financial instruments, such as accounts receivable, notes receivable, accounts payable, publisher payables, accrued expenses, and notes payable approximate fair value as well because of their short-term nature. The carrying value of long-term debt approximates fair value due to the variable rates at which the underlying notes bear interest.

        At September 30, 2002, we had $57,500,000 of long-term debt carried at variable interest rates. A hypothetical 1% change in market rates of interest would not have a material effect on our net loss.

        Foreign Currency Exchange Risk—Our financial market risk includes risks associated with our acquisition of companies with operations outside the United States. Through September 30, 2002, we have recorded a net foreign currency translation loss of $3,375,000 in other comprehensive income as a result of fluctuations in foreign currency exchange rates. We do not currently engage in any activities for the purpose of hedging foreign currency risk.

        Impairment Risk—At September 30, 2002, we had net goodwill and other intangible assets of $313,482,000 related to our acquisition of companies in the fourth quarter of 2001 and throughout 2002. We assess the net realizable value of the assets acquired from these companies at least annually to determine if we have incurred an other than temporary decline in the value of our capital investment. For the nine months ended September 30, 2002, we incurred $1,408,000 of impairment charges related to our intangible and other assets. At September 30, 2002, we also had $13,435,000 and $28,662,000, respectively, of current and long-term facilities impairment, representing future cash payments we are obligated to make under operating leases, related mainly to facilities or portions of facilities that we are no longer utilizing. We may incur additional impairment charges in future periods.

        We will perform our impairment analysis on our intangible assets in the fourth quarter of 2002 in accordance with SFAS No. 142. Based on various factors, including our current market capitalization, we expect to record a significant non-cash charge to write down our intangible assets in the fourth quarter.

Item 4.    Controls and Procedures

a)
Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our operations and financial position (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

b)
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        In August 2002, we issued 38,659 shares of our series B-1 convertible preferred stock to a group of seven investors led by Oak Investment Partners. The aggregate purchase price for those shares was $38,237,000, net of issuance costs. Each of the series B-1 convertible preferred shares is convertible at any time into a number of shares of our class A common stock determined by dividing the purchase price of the series B-1 convertible preferred share by the conversion price of $3.0441 per share of our class A common stock. This transaction was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

        In August 2002, we issued 1,853,756 shares of our class A common stock to the trustee for the assets of marchFIRST GmbH, in settlement of a promissory note with a face value of Euro 5,369,000, which we originally delivered to the trustee in conjunction with our acquisition of certain assets of marchFIRST GmbH in September 2001. This transaction was exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. The resale of these shares was registered on a Form S-3 (Registration No. 333-98367), which was declared effective August 30, 2002.

Item 4.    Submission of Matters to a Vote of Security Holders

        The following summarizes the votes of divine's Special Meeting of Stockholders held on August 27, 2002:

Matter	For	Against	Abstain	Non-Vote	Shares Voted
Approval of the potential issuance of shares of class A common stock upon conversion of our Series B and B-1 convertible preferred stock	9,205,835	275,534	43,611	—	9,524,980
Approval of the Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series B convertible preferred stock	13,023,591	274,652	50,237	—	13,348,480
Approval of divine's 2002 Employee Stock Purchase Plan	12,522,966	673,754	151,760	—	13,348,480

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Number	Description of Exhibit
2.1	Amendment to Agreement and Plan of Merger and Reorganization, dated as of July 23, 2002, by and among divine, inc., DVC Acquisition Company, and Viant Corporation (incorporated herein by reference to Exhibit 2.1 of divine's Report on Form 8-K/A filed July 25, 2002).
2.2
Second Amendment to Agreement and Plan of Merger and Reorganization, dated as of August 2, 2002, among divine, inc., DVC Acquisition Company, and Viant Corporation (incorporated herein by reference to Exhibit 2.3 of Amendment No. 1 to divine's Registration Statement on Form S-4 (Reg. No. 333-90800)).
2.3
Combination Agreement, dated March 12, 2002, by and between divine, inc. and Delano Technology Corporation (the "Combination Agreement") (incorporated herein by reference to Exhibit 2.1 of divine's Current Report on Form 8-K, filed on March 14, 2002).

2.4	Amendment to the Combination Agreement, dated May 30, 2002 (incorporated herein by reference to divine's Report on Form 8-K filed on May 31, 2002).
3.1	Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 of divine's Report on Form 8-K filed July 18, 2002).
3.2
Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 of divine's Report on Form 8-K filed August 29, 2002).
3.3
Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series B-1 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 of divine's Report on Form 8-K filed August 29, 2002).
3.4	Certificate of Designations, Preferences, and Rights of Series C Preferred Stock.
4.3
Amendment No. 4 to Rights Agreement, dated as of July 16, 2002, between divine and Computershare Investor Services, LLC, as Rights Agent (incorporated herein by reference to Exhibit 6 of divine's Form 8-A/A filed on July 31, 2002).
4.4
Amendment No. 5 to Rights Agreement, dated as of July 24, 2002, between divine and Computershare Investor Services, LLC, as Rights Agent (incorporated herein by reference to Exhibit 7 of divine's Form 8-A/A filed on July 31, 2002).
10.1
Amended and Restated Securities Purchase Agreement, dated as of July 16, 2002, by and among divine, inc. and the investors named therein (incorporated herein by reference to Exhibit 4.1 of divine's Report on Form 8-K filed July 18, 2002).
10.2
Second Amended and Restated Securities Purchase Agreement, dated as of July 24, 2002, by and among divine, inc. and the investors named therein (incorporated herein by reference to Exhibit 4.1 of divine's Report on Form 8-K/A filed July 25, 2002).
10.3
Form of Amended and Restated Registration Rights Agreement, by and among divine, inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 of divine's Report on Form 8-K filed July 18, 2002).
10.4
Form of Amended and Restated Registration Rights Agreement, by and among divine, inc. and the investors named therein (incorporated herein by reference to Exhibit 10.1 of divine's Report on Form 8-K/A filed July 25, 2002).
10.5	divine, inc. 2002 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.1 of divine's Registration Statement on Form S-8 (Reg. No. 333-90884), filed June 21, 2002).
10.6
Office Lease, dated November 17, 1999, by and between 302 Town Centre Limited and Delano Technology Corporation (incorporated herein by reference to Exhibit 10.8 of Delano's Registration Statement on Form F-1 (Reg. No. 333-94505) ).
10.7
Lease Amending Agreement, dated February 25, 2000, by and between 302 Town Centre Limited and Delano Technology Corporation (incorporated herein by reference to Exhibit 10.17 of Delano's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (Commission File No. 333-94505)).
10.8
Standard Industrial/Commercial Multi-Tenant Lease—Net, dated July 5, 2000, by and between PAS Trust, as lessor, and Viant Corporation, as lessee, for the premises located at 3562-3582 Eastham Drive, Culver City, California (the "Culver City Lease").

10.8.1	Addendum No. 1 to Culver City Lease, dated July 5, 2000.
10.8.2	Addendum No. 2 to Culver City Lease, dated July 11, 2000.
10.9
Lease Agreement, dated May 12, 2000, between John Arrillaga Survivor's Trust and Richard T. Peery Separate Property Trust, as landlord, and Viant Corporation, as tenant, for the premises located at 640 Clyde Court, Mountain View, California.
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        We filed a report on Form 8-K dated July 16, 2002, announcing that we entered into an Amended and Restated Securities Purchase Agreement, dated July 16, 2002, with a group of investors led by Oak Investment Partners X, Limited Partnership.

        We filed a report on Form 8-K dated July 23, 2002, announcing that we entered into an amendment to the Agreement and Plan of Merger reorganization with Viant Corporation, dated April 5, 2002.

        We filed a report on Form 8-K/A, dated July 24, 2002, announcing that we entered into a Second Amended and Restated Securities Purchase Agreement, dated July 24, 2002, with a group of investors led by Oak Investment Partners X, Limited Partnership.

        We filed a report on Form 8-K dated July 31, 2002, announcing that we completed our acquisition of Delano Technology Corporation.

        We filed a report on Form 8-K dated August 28, 2002, announcing that we closed the second round of a private placement with a group of investors led by Oak Investment Partners X, Limited Partnership.

        We filed a report on Form 8-K, dated September 27, 2002, announcing that we completed our acquisition of Viant Corporation.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2002.

DIVINE, INC.
/s/ MICHAEL P. CULLINANE Michael P. Cullinane Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Andrew J. Filipowski, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of divine, inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/  ANDREW J. FILIPOWSKI

Andrew J. Filipowski
Chief Executive Officer

CERTIFICATIONS

        I, Michael P. Cullinane, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of divine, inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/  MICHAEL P. CULLINANE

Michael P. Cullinane
Chief Financial Officer

QuickLinks

divine, inc. Form 10-Q INDEX
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS